Form 10-Q
period 1995-03-31
ASA INTERNATIONAL LTD
filed 1995-05-12
CIK 793961

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               Form 10-Q



               Quarterly Report under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1995        Commission File Number: O-14741
                   --------------                                -------


                         ASA International Ltd.

       -----------------------------------------------------------
         (Exact name of Registrant as specified in its Charter)



          Delaware                                 02-0398205
- - - - - - - - --------------------------------         -------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)



    10 Speen Street, Framingham, MA                      01701
- - - - - - - - ----------------------------------------         -----------------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
                                                     ------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       X
Yes: -----     No: -----


        As of March 31, 1995, there were 3,787,469 shares of Common Stock of the Registrant outstanding.

                                    PART I

                                    Item 1


                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 31,     December 31,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)


             ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                  $   376,099     $   10,381
  Receivables - net                            4,677,177      5,228,384
  Computer hardware held for resale              260,942        313,836
  Other current assets                           997,060        901,642
                                             -----------    -----------

TOTAL CURRENT ASSETS                           6,311,278      6,454,243

PROPERTY AND EQUIPMENT (less
  depreciation of $4,358,512 and
  $4,226,580, respectively)                    4,757,707      4,813,453

SOFTWARE (less amortization of
  $6,701,339 and $6,342,913,
  respectively)                                6,321,692      6,485,771

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,169,424
  and $1,104,704, respectively)                1,730,998      1,795,718

OTHER ASSETS                                     555,353        581,745
                                             -----------    -----------

                                             $19,677,028    $20,130,930
                                             ===========    ===========



See notes to Condensed Consolidated Financial Statements.



                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31,     December 31,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Revolving credit and bank note              $ 1,025,000    $   975,000
  Accounts payable                              1,667,757      1,994,103
  Accrued expenses                              2,104,744      2,368,444
  Income taxes                                     95,982           -
  Other current liabilities                     1,960,264      1,912,243
                                              -----------    -----------

TOTAL CURRENT LIABILITIES                       6,853,747      7,249,790

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                    3,012,842      3,111,905

DEFERRED TAXES                                    117,000        117,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                     39,173         39,173
  Additional paid-in capital                    7,681,632      7,681,632
  Retained earnings                             2,393,076      2,351,872
                                              -----------    -----------
                                               10,113,881     10,072,677
Less:  treasury stock, at cost                    420,442        420,442
                                              -----------    -----------
                                                9,693,439      9,652,235
                                              -----------    -----------

                                              $19,677,028    $20,130,930
                                              ===========    ===========


See notes to Condensed Consolidated Financial Statements.


                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                 Three Months Ended
                                                     March 31,
                                            ----------------------------
                                                1995           1994
                                            ----------------------------
                                                    (Unaudited)
REVENUE
  Computer and add-on hardware              $ 1,114,115     $ 1,177,817
  Services                                    4,140,881       4,054,669
  Product licenses                            1,253,890       1,137,978
                                            -----------     ------------
GROSS REVENUE                                 6,508,886       6,370,464

COST OF COMPUTER AND ADD-ON HARDWARE            863,972       1,043,940
                                            -----------     ------------
REVENUE NET OF HARDWARE COSTS                 5,644,914       5,326,524

EXPENSES
  Cost of services                            2,721,138       2,674,059
  Cost of product licensing and development     691,357         247,501
  Marketing and sales                         1,076,088       1,215,468
  General and administrative                    844,365         971,196
  Amortization of goodwill                       65,553          65,553
                                            ------------    ------------
TOTAL EXPENSES                                5,398,501       5,173,777

EARNINGS FROM OPERATIONS                        246,413         152,747

INTEREST EXPENSE - NET                         (107,209)       (102,202)
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                    139,204          50,545

INCOME TAXES                                     98,000          25,019
                                            ------------    ------------
NET EARNINGS                                $    41,204     $    25,526
                                            ============    ============

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE:
  NET EARNINGS                                     $.01            $.01
                                            ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,387,467       4,181,213
                                            ============    ============


See notes to Condensed Consolidated Financial Statements.


                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                     March 31,
                                            ----------------------------
                                                1995           1994
                                            ----------------------------
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                              $    41,204     $    25,526
  Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
      Depreciation and amortization             555,077         454,182
      Changes in assets and liabilities,
        net of effects of acquisitions/
        dispositions                            116,196         293,585
                                            ------------    ------------
           Total adjustments                    671,273         747,767
                                            ------------    ------------
Net cash provided by operating activities       712,477         773,293

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment            (8,434)        (35,184)
  Additions to software                        (194,346)       (787,022)
  Reduction in sales-type leases                 93,161          25,418
  Other assets                                  (83,146)         17,500
                                            ------------    ------------
  Net cash used for investing activities       (192,765)       (779,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (reduction) in bank and
     other notes                                 50,000         150,000
  Reduction in long-term debt                  (203,994)        (93,156)
                                            ------------    ------------
Net cash provided by (used for)
    financing activities                       (153,994)         56,844
                                            ------------    ------------
CASH AND CASH EQUIVALENTS:
  Net increase                                  365,718          50,849
  Balance, beginning of year                     10,381         365,146
                                            ------------    ------------
  Balance, end of period                    $   376,099     $   415,995
                                            ============    ============


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


                                  (Unaudited)




Note 1 - Basis of Presentation
- - - - - - - - ------------------------------

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1995 and March 31, 1994.

The results disclosed in the Condensed Consolidated Income Statement for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                                 Item 2


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
          -----------------------------------------------------------

                             Results of Operations

                             First Quarter of 1995
                                  compared to
                             First Quarter of 1994

                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1995       1994       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                 $1,114     $1,178       $(64)       (5%)
Services                    4,141      4,055         86         2%
Product licenses            1,254      1,138        116        10%
                           ------     ------       ----        ---
  Gross revenue            $6,509     $6,371       $138         2%
                           ======     ======       ====        ===
Revenue net of
  hardware costs           $5,645     $5,327       $318         6%
                           ======     ======       ====        ===

The decrease of approximately $64,000 in computer and add-on hardware revenue for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from decreases in revenue from the legal and tire systems product lines, partially offset by an increase in revenue from the international trade, electronic time recording, and direct marketing systems product lines.

Hardware margins increased to approximately 22% in the first quarter of 1995, from approximately 11% in the same period in 1994. However, based upon the mix of hardware products sold, gross margin on total hardware will fluctuate as there are certain hardware products sold with computer hardware which have different gross margins. Accordingly, hardware gross margins in the future will continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Product license revenue increased by approximately $116,000 or 10% in the first quarter of 1995 compared to the same period in 1994. The change was a result of revenue increases from all Company product lines except tire systems.

Revenue from services increased by approximately $86,000 or 2%. The change resulted from increases in virtually all of the Company's product lines. Gross margin from services remained constant at approximately 34%. The Company's revenue and margin from services fluctuate from period to period due to its existing mix of contracts and projects.

                              Item 2

                           - continued -




Revenue net of hardware cost increased by approximately $318,000 or 6%, in the three months ended March 31, 1995 compared to the same period in the prior year, with all product lines improving for the period except for tire systems.

Cost of product licensing and development increased for all Company product lines for the first quarter of 1995. The change resulted from increases in third party license and capitalized software amortization costs, coupled with a lower level of capitalization of the internal costs of software product development.

Marketing and sales expenses decreased by approximately $139,000 or 11%. General and administrative expenses decreased by approximately $127,000 or 13%, compared to the first quarter of 1994. These changes reflect the cost reductions and controls enacted by the Company in the last four quarters.

Pretax earnings from operations were approximately $246,000 for the first quarter of 1995, compared to pretax earnings from operations of approximately $153,000 for the first quarter of 1994. The increase in earnings resulted from an increase in contribution from the Company's international trade, electronic time recording, and direct marketing systems product lines. This increase was partially offset by decreases in contribution from the Company's legal and tire systems product lines.

Net earnings for the first quarter of 1995 were approximately $41,000, as compared to net earnings of approximately $26,000 for the comparable period in 1994. The change resulted from an increase in earnings from operations of approximately $93,000, which was partially offset by an increase in net interest expense of approximately $5,000 and an increase in income tax expense of approximately $73,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                        Liquidity and Capital Resources




The Company had total cash and cash equivalents at March 31, 1995 of approximately $376,000, an increase of approximately $366,000 from December 31, 1994. Its working capital position as of March 31, 1995, was slightly negative. However, the Company and its subsidiaries currently have a maximum line of credit totaling $2,350,000, of which approximately $608,000 was available at March 31, 1995. This line is scheduled to expire in June 1995. The Company expects to renew the line under substantially the sames terms.

Over the past two years, the Company has expended signficant working capital on the development of a new generation of software products. The level of these expenditures has decreased in the current period. However, with the revolution in software technology, the Company will have to continue to fund product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development from its cash from operations.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been and are expected to continue to be financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions.

The Company's hardware and software license revenues can fluctuate as a result of a number of factors, particularly trends in the overall economy, client buying patterns, and hardware and software technological developments. Consequently, the Company could be subject to material variation in operating results. As the uncertainties of the economy are incalculable, the Company acknowledges the potential adverse impact that economic uncertainty could have on its ability to maintain liquidity, raise additional capital, and continue its program of acquisitions. Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.

                                    PART II



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ASA International Ltd.
                                          ------------------------------
                                                  (Registrant)




  5/12/95                                    /s/ Alfred C. Angelone
- - - - - - - - ------------                              ------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





  5/12/95                                    /s/ Terrence C. McCarthy
- - - - - - - - ------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Controller