Form 10-Q
period 1995-06-30
ASA INTERNATIONAL LTD
filed 1995-08-10
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   Form 10-Q



                  Quarterly Report under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1995         Commission File Number: O-14741
                   -------------                                 -------

                             ASA International Ltd.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



                  Delaware                             02-0398205
   --------------------------------         -------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)



    10 Speen Street, Framingham, MA                      01701
----------------------------------------          -----------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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

       X
Yes: -----     No: -----


     As of June 30, 1995, there were 3,787,517 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1


                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                              June 30,     December 31,
                                                1995           1994
                                            ------------   ------------
                                             (Unaudited)
             ASSETS


CURRENT ASSETS:

  Cash and cash equivalents                  $   217,996   $    10,381
  Receivables - net                            5,843,211     5,228,384
  Computer hardware held for resale              241,885       313,836
  Other current assets                           953,966       901,642
                                             -----------   -----------

TOTAL CURRENT ASSETS                           7,257,058     6,454,243

PROPERTY AND EQUIPMENT (less
  depreciation of $4,492,042 and
  $4,226,580, respectively)                    4,702,905     4,813,453

SOFTWARE (less amortization of
  $7,058,514 and $6,342,913,
  respectively)                                6,408,270     6,485,771

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,234,144
  and $1,104,704, respectively)                1,666,278     1,795,718

OTHER ASSETS                                     527,565       581,745
                                             -----------   -----------

                                             $20,562,076   $20,130,930
                                             ===========   ===========


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                              June 30,     December 31,
                                                1995           1994
                                            ------------   ------------
                                             (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Revolving credit and bank note              $ 1,200,000     $   975,000
  Accounts payable                              1,716,238       1,994,103
  Accrued expenses                              3,025,964       2,368,444
  Income taxes                                    344,123              -
  Other current liabilities                     1,457,610       1,912,243
                                              -----------     -----------

TOTAL CURRENT LIABILITIES                       7,743,935       7,249,790

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                    2,903,848       3,111,905

DEFERRED TAXES                                    117,000         117,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                     39,173          39,173
  Additional paid-in capital                    7,681,632       7,681,632
  Retained earnings                             2,496,930       2,351,872
                                              -----------     -----------
                                               10,217,735      10,072,677
Less:  treasury stock, at cost                    420,442         420,442
                                              -----------     -----------
                                                9,797,293       9,652,235
                                              -----------     -----------
                                              $20,562,076     $20,130,930
                                              ===========     ===========


See notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES


               CONDENSED CONSOLIDATED INCOME STATEMENTS


                                                 Three Months Ended
                                                      June 30,
                                            ----------------------------
                                                1995          1994
                                            ----------------------------

                                                    (Unaudited)
REVENUE
  Computer and add-on hardware              $ 2,732,919    $ 1,042,484
  Services                                    4,095,822      4,147,030
  Product licenses                            1,504,817      1,080,595
                                            -----------    -----------
GROSS REVENUE                                 8,333,558      6,270,109

COST OF COMPUTER AND ADD-ON HARDWARE          2,369,445        944,259
                                            -----------    -----------
REVENUE NET OF HARDWARE COSTS                 5,964,113      5,325,850

EXPENSES
  Cost of services                            2,621,334      2,525,198
  Cost of product licensing and development     788,410        359,766
  Marketing and sales                         1,144,630      1,218,656
  General and administrative                    854,422        983,258
  Amortization of goodwill                       63,887         65,553
                                            -----------    -----------
TOTAL EXPENSES                                5,472,683      5,152,431

EARNINGS FROM OPERATIONS                        491,430        173,419

INTEREST EXPENSE - NET                         (135,575)      (121,202)
                                            -----------    -----------
EARNINGS BEFORE INCOME TAXES                    355,855         52,217

INCOME TAXES                                    252,000         25,847
                                            -----------    -----------
NET EARNINGS                                $   103,855    $    26,370
                                            -----------    -----------

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE:
  NET EARNINGS                                     $.02           $.01
                                            -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,222,620      4,205,748
                                              =========      =========


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES


                    CONDENSED CONSOLIDATED INCOME STATEMENTS


                                                  Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                1995          1994
                                            ----------------------------
                                                     (Unaudited)
REVENUE
  Computer and add-on hardware              $ 3,847,034    $ 2,220,301
  Services                                    8,236,703      8,201,700
  Product licenses                            2,758,707      2,218,572
                                            -----------    -----------
GROSS REVENUE                                14,842,444     12,640,573

COST OF COMPUTER AND ADD-ON HARDWARE          3,233,417      1,988,199
                                            -----------    -----------
REVENUE NET OF HARDWARE COSTS                11,609,027     10,652,374

EXPENSES
  Cost of services                            5,342,473      5,199,258
  Cost of product licensing and development   1,479,767        607,269
  Marketing and sales                         2,220,718      2,434,119
  General and administrative                  1,698,787      1,954,454
  Amortization of goodwill                      129,440        131,107
                                            -----------    -----------
TOTAL EXPENSES                               10,871,185     10,326,207

EARNINGS FROM OPERATIONS                        737,842        326,167

INTEREST EXPENSE - NET                         (242,784)      (223,405)
                                            -----------    -----------
EARNINGS BEFORE INCOME TAXES                    495,058        102,762

INCOME TAXES                                    350,000         50,867
                                            -----------    -----------
NET EARNINGS                                $   145,058    $    51,895
                                            -----------    -----------

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE:
  NET EARNINGS                                     $.03           $.01
                                            -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,213,901      4,205,748
                                              =========      =========


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                1995           1994
                                            ----------------------------
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                              $   145,058    $    51,895
  Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
      Depreciation and amortization           1,110,502        871,484
      Changes in assets and liabilities,
        net of effects of acquisitions/
        dispositions                           (297,890)       554,717
                                            -----------    -----------
           Total adjustments                    812,612      1,426,201
                                            -----------    -----------
Net cash provided by operating activities       957,670      1,478,096

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (154,914)      (129,234)
  Additions to software                        (638,098)    (1,507,849)
  Reduction of (increases to) sales-type
    leases                                       83,990        (13,662)
  Other assets                                    5,000         35,000
                                            -----------    -----------
  Net cash used for investing activities       (704,022)    (1,615,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank and other notes              225,000        175,030
  Reduction in long-term debt                  (271,033)      (214,023)
                                            -----------    -----------
Net cash used for financing activities          (46,033)       (38,993)
                                            -----------    -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                       207,615       (176,642)
  Balance, beginning of year                     10,381        365,146
                                            -----------    -----------
  Balance, end of period                    $   217,996    $   188,504
                                            ===========    ===========


See notes to Condensed Consolidated Financial Statements.

                   ASA INTERNATIONAL LTD. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


                                 (Unaudited)




Note 1 - Basis of Presentation
------------------------------

As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's
Annual Report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 1995 and June 30, 1994, respectively.

The results disclosed in the Condensed Consolidated Income
Statement for the six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.


Note 2
------

In June 1995, the Company renewed its revolving line of credit through June 1996. The facility was renewed under the same terms as the original November 1994 Agreement.

                                     Item 2


       Management#s Discussion and Analysis of Financial Condition
                         and Results of Operations

          -----------------------------------------------------------



                             Results of Operations

                             Second Quarter of 1995
                                  compared to
                             Second Quarter of 1994



                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1995       1994       Amount   Percentage
                            ----       ----       ------   ----------
Computer and add-on
  hardware                $ 2,733    $ 1,042     $ 1,691        162%
Services                    4,096      4,147         (51)        (1%)
Product licenses            1,505      1,081         424         39%
                          -------    -------     -------        ----
  Gross revenue           $ 8,334    $ 6,270     $ 2,064         33%
                          -------    -------     -------        ----
Revenue net of
  hardware costs          $ 5,964    $ 5,326     $   638         12%
                          =======    =======     =======        ====


The increase of approximately $1,691,000 in computer and add-on hardware revenue for the second quarter of 1995, compared to the second quarter of 1994, resulted primarily from an increase in revenue from the direct marketing systems product line. Revenue from computer and add-on hardware also increased for the other Company product lines, except electronic time recording.

Hardware margins increased to approximately 13% in the
second quarter of 1995, from approximately 9% in the same
period in 1994.  Margins on computer and add-on hardware do
fluctuate based on the mix of computer hardware and
ancillary hardware products sold.   Accordingly, the
Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Product license revenue increased by approximately
$424,000 or 39% in the second quarter of 1995 compared to the same period in 1994. The change was a result of revenue increases from the international trade, electronic time recording, and direct marketing systems product lines, partially offset by decreases from the tire and legal systems product lines.

Revenue from services decreased by approximately $51,000 or 1%. Gross margin from services decreased to approximately 36% from 39% of revenue from services. The
Company's revenue and margin from services fluctuate from period to period due to its existing mix of contracts and projects.

                                     Item 2

                                 - continued -




Revenue net of hardware cost increased by approximately
$638,000 or 12%, in the three months ended June 30, 1995 compared to the same period in the prior year, with all product lines improving for the period except for legal systems.

Cost of product licensing and development for the second quarter of 1995 increased for all Company product lines, except for legal systems. The change resulted from increases in third-party license costs and the amortization of capitalized software, coupled with lower capitalization of internal costs of software product development.

Marketing and sales expenses decreased by approximately
$74,000 or 6%. General and administrative expenses decreased by approximately $129,000 or 13%, compared to the second quarter of 1994. These changes reflect the cost reductions and controls enacted by the Company in the prior year.

Pretax earnings from operations were approximately
$491,000 for the second quarter of 1995, compared to pretax earnings from operations of approximately $173,000 for the second quarter of 1994. The increase in earnings resulted from an increase in contribution from all of the Company#s product lines, except for legal systems.

Net earnings for the second quarter of 1995 were approximately $104,000, as compared to net earnings of approximately $26,000 for the comparable period in 1994.
The change resulted from an increase in earnings from operations of approximately $318,000, which was partially offset by an increase in net interest expense of approximately $14,000 and an increase in income tax expense of approximately $226,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                                     Item 2

                                 - continued -




                         Six Months Ended June 30, 1995
                                  compared to
                         Six Months Ended June 30, 1994



                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1995       1994       Amount   Percentage
                            ----       ----       ------   ----------
Computer and add-on
  hardware                $ 3,847    $ 2,220     $ 1,627       73%
Services                    8,236      8,202          34        -
Product licenses            2,759      2,219         540       24%
                          -------    -------     -------       --
  Gross revenue           $14,842    $12,641     $ 2,201       17%
                          -------    -------     -------       --
Revenue net of
  hardware costs          $11,609    $10,652     $   957        9%
                          =======    =======     =======       ==


The increase of approximately $1,627,000 in computer and add-on hardware revenue for the first six months of 1995, compared to the first six months of 1994, resulted primarily from increases in revenue from the international trade, tire, and direct marketing systems product lines, partially offset by a decrease in revenue from the electronic time recording and legal systems product lines.


Hardware margins increased to approximately 16% in the first six months of 1995, from approximately 10% in the same period in 1994. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Product license revenue increased by approximately
$540,000 or 24% in the first six months of 1995 compared to the same period in 1994. The change was a result of revenue increases from the international trade, electronic time recording, and direct marketing systems product lines, partially offset by decreases from the tire and legal systems product lines.

Revenue from services remained approximately the same as the prior year. Service revenue increases for the international trade, tire, and direct marketing systems product lines were offset by revenue decreases in the electronic time recording and legal systems product lines.
Gross margin from services decreased to approximately 35% from 37%. The Company#s revenue and margin from services fluctuate from period to period due to its existing mix of contracts and projects.

                                     Item 2

                                 - continued -



Revenue net of hardware cost increased by approximately
$957,000 or 9%, in the six months ended June 30, 1995 compared to the same period in the prior year. Revenue net of hardware cost increased in the international trade, electronic time recording, and direct marketing systems product lines, while revenue net of hardware cost decreased for the tire and legal systems product lines.

Marketing and sales expenses decreased by approximately
$213,000 or 9%. General and administrative expenses decreased by approximately $256,000 or 13%, compared to the first six months of 1994. These changes reflect the cost reductions and controls enacted by the Company in the prior year.

Pretax earnings from operations were approximately
$738,000 for the first six months of 1995, compared to approximately $326,000 for the first six months of 1994.
The increase in earnings resulted from an increase in contribution from the Company's international trade and direct marketing systems product lines. This increase was partially offset by decreases in contribution from the Company's electronic time recording, tire, and legal systems product lines.

Net earnings for the six months ended June 30, 1995 were
approximately $145,000, as compared to approximately
$52,000 for the comparable period in 1994.   The change
resulted from an increase in earnings from operations of approximately $412,000, which was partially offset by an increase in net interest expense of approximately $19,000 and an increase in income tax expense of approximately
$299,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                        Liquidity and Capital Resources




The Company had total cash and cash equivalents at June
30, 1995 of approximately $218,000, an increase of approximately $208,000 from December 31, 1994. Its working capital position as of June 30, 1995, was slightly negative. However, the Company and its subsidiaries currently have a maximum line of credit totaling
$2,350,000, of which $1,075,000 was available at June 30, 1995. This line was renewed in June 1995 through June 1996 under the same terms.

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

The Company's hardware and software license revenues can fluctuate as a result of a number of factors, particularly trends in the overall economy, client buying patterns, and hardware and software technological developments.
Consequently, the Company could be subject to material variations in operating results. As the uncertainties of the economy are incalculable, the Company acknowledges the potential adverse impact that economic uncertainty could have on its ability to maintain liquidity, raise additional capital, and continue its program of acquisitions. Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.

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



                                             ASA International Ltd.
                                          ---------------------------
                                                  (Registrant)




  8/11/95                                    /s/ Alfred C. Angelone
-----------                               ----------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





  8/11/95                                    /s/ Terrence C. McCarthy
-----------                                ----------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Controller