Form 10-Q
period 1995-09-30
ASA INTERNATIONAL LTD
filed 1995-11-13
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   Form 10-Q



                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1995    Commission File Number: O-14741
                   ------------------                            -------


                             ASA International Ltd.

          -----------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)



            Delaware                                02-0398205
--------------------------------           ----------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)



    10 Speen Street, Framingham, MA                    01701
----------------------------------------       --------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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

       X
Yes: -----     No: -----


        As of September 30, 1995, there were 3,787,517 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1


                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                            September 30,     December 31,
                                                1995              1994
                                            ------------      ------------
                                             (Unaudited)


             ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                  $    23,273         $ 10,381
  Receivables - net                            6,617,358        5,228,384
  Computer hardware held for resale              241,366          313,836
  Other current assets                           950,732          901,642
                                             -----------      -----------

TOTAL CURRENT ASSETS                           7,832,729        6,454,243

PROPERTY AND EQUIPMENT (less
  depreciation of $4,627,187 and
  $4,226,580, respectively)                    4,682,777        4,813,453

SOFTWARE (less amortization of
  $7,382,691 and $6,342,913,
  respectively)                                6,267,992        6,485,771

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,298,864
  and $1,104,704, respectively)                1,601,557        1,795,718

OTHER ASSETS                                     509,863          581,745
                                             -----------      -----------

                                             $20,894,918      $20,130,930
                                             ===========      ===========


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                             September 30,     December 31,
                                                 1995              1994
                                             ------------      ------------
                                              (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Revolving credit and bank note              $ 1,475,000       $   975,000
  Accounts payable                              1,680,863         1,994,103
  Accrued expenses                              3,163,847         2,368,444
  Income taxes                                    512,994              -
  Other current liabilities                     1,284,379         1,912,243
                                              -----------       -----------

TOTAL CURRENT LIABILITIES                       8,117,083         7,249,790

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                    2,782,259         3,111,905

DEFERRED TAXES                                    117,000           117,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                     39,173            39,173
  Additional paid-in capital                    7,681,632         7,681,632
  Retained earnings                             2,578,213         2,351,872
                                              -----------       -----------
                                               10,299,018        10,072,677
Less:  treasury stock, at cost                    420,442           420,442
                                              -----------       -----------
                                                9,878,576         9,652,235
                                              -----------       -----------

                                              $20,894,918       $20,130,930
                                              ===========       ===========


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS


                                                 Three Months Ended
                                                    September 30,
                                           ----------------------------
                                                1995         1994
                                           ----------------------------
                                                     (Unaudited)
REVENUE
  Computer and add-on hardware              $ 2,237,548     $ 1,722,407
  Services                                    4,252,568       3,997,752
  Product licenses                            1,406,793       1,301,594
                                            -----------     ------------
GROSS REVENUE                                 7,896,909       7,021,753

COST OF COMPUTER AND ADD-ON HARDWARE          1,876,157       1,495,917
                                            -----------     ------------
REVENUE NET OF HARDWARE COSTS                 6,020,752       5,525,836

EXPENSES
  Cost of services                            2,964,142       2,489,861
  Cost of product licensing and development     724,833         631,788
  Marketing and sales                         1,045,729       1,206,045
  General and administrative                    818,274         905,857
  Amortization of goodwill                       67,220          66,386
                                            ------------    ------------
TOTAL EXPENSES                                5,620,198       5,299,937

EARNINGS FROM OPERATIONS                        400,554         225,899

INTEREST EXPENSE - NET                          124,279          64,246
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                    276,275         161,653

INCOME TAXES                                    195,000          89,273
                                            ------------    ------------
NET EARNINGS                                $    81,275     $    72,380
                                            ============    ============

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE:
  NET EARNINGS                                     $.02            $.02
                                            ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,325,287       4,269,612
                                            ============    ============


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS


                                                 Nine Months Ended
                                                   September 30,
                                           ----------------------------
                                                1995          1994
                                           ----------------------------
                                                    (Unaudited)
REVENUE
  Computer and add-on hardware              $ 6,084,582     $ 3,942,708
  Services                                   12,489,271      12,199,452
  Product licenses                            4,165,500       3,520,167
                                            -----------     ------------
GROSS REVENUE                                22,739,353      19,662,327

COST OF COMPUTER AND ADD-ON HARDWARE          5,109,574       3,484,116
                                            -----------     ------------
REVENUE NET OF HARDWARE COSTS                17,629,779      16,178,211

EXPENSES
  Cost of services                            8,306,607       7,689,119
  Cost of product licensing and development   2,204,600       1,239,057
  Marketing and sales                         3,266,447       3,640,164
  General and administrative                  2,517,061       2,860,312
  Amortization of goodwill                      196,660         197,493
                                            ------------    ------------
TOTAL EXPENSES                               16,491,375      15,626,145

EARNINGS FROM OPERATIONS                      1,138,404         552,066

INTEREST EXPENSE - NET                          367,063         287,650
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                    771,341         264,416

INCOME TAXES                                    545,000         140,140
                                            ------------    ------------
NET EARNINGS                                $   226,341     $   124,276
                                            ============    ============

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE:
  NET EARNINGS                                     $.05            $.03
                                            ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,202,985       4,269,612
                                            ============    ============


See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended
                                                    September 30,
                                            ----------------------------
                                                1995           1994
                                            ----------------------------
                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                              $   226,341      $   124,276
  Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
      Depreciation and amortization           1,634,543        1,301,881
      Changes in assets and liabilities,
        net of effects of acquisitions/
        dispositions                         (1,018,276)         446,780
                                            ------------     ------------
           Total adjustments                    616,267        1,748,661
                                            ------------     ------------
Net cash provided by operating activities       842,608        1,872,937

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (269,929)        (223,358)
  Additions to software                        (821,998)      (1,962,244)
  Reduction of sales-type leases                140,998           37,769
  Other assets                                    7,500           48,447
                                            ------------     ------------
  Net cash provided by (used for)
    investing activities                       (943,429)      (2,099,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank and other notes              500,000          230,030
  Reduction in long-term debt                  (386,287)        (277,342)
                                            ------------     ------------
Net cash used for financing activities          113,713          (47,312)
                                            ------------     ------------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                        12,892         (273,761)
  Balance, beginning of year                     10,381          365,146
                                            ------------     ------------
  Balance, end of period                    $    23,273      $    91,385
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 1995 and September 30, 1994, respectively.

The results disclosed in the Condensed Consolidated Income Statement for the nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

                                    Item 2


         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
         -----------------------------------------------------------


                             Results of Operations

                             Third Quarter of 1995
                                  compared to
                             Third Quarter of 1994



                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1995       1994       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                $ 2,238    $ 1,722     $   516         30%
Services                    4,252      3,998         254          6%
Product licenses            1,407      1,302         105          8%
                          --------   --------    --------    --------
  Gross revenue           $ 7,897    $ 7,022     $   875         12%
                          ========   ========    ========    ========
Revenue net of
  hardware costs          $ 6,021    $ 5,526     $   495          9%
                          ========   ========    ========    ========


The increase of approximately $516,000 in computer and add-on hardware revenue for the third quarter of 1995, compared to the third quarter of 1994, resulted primarily from increases in revenue from the direct marketing systems and electronic time recording product lines which were partially offset by decreases in revenue for the other Company product lines.

Hardware margins increased to approximately 16% in the third quarter of 1995, from approximately 13% in the same period in 1994. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Revenue from services increased by approximately $254,000 or 6%. Gross margin from services decreased to approximately 28% from 38% of revenue from services. In addition, demand for Company products in the electronic time recording and direct marketing systems product lines has required the use of subcontractors and third-party software vendors to perform services on the Company's behalf. The decrease in gross margin from services partially results from the higher costs associated with these outside service providers. The Company's revenue and margin from services fluctuate from period to period due to its existing mix of contracts and projects.

                                    Item 2

                                - continued -




Product license revenue increased by approximately $105,000 or 8% in the third quarter of 1995 compared to the same period in 1994. The change was a result of revenue increases from the international trade, electronic time recording, and direct marketing systems product lines, partially offset by decreases from the tire and legal systems product lines.

Revenue net of hardware cost increased by approximately $495,000 or 9%, in the three months ended September 30, 1995, compared to the same period in the prior year. Revenue net of hardware cost increased in the electronic time recording and direct marketing systems product lines while revenue net of hardware cost decreased for the international trade, tire, and legal systems product lines.

Marketing and sales expenses decreased by approximately $160,000 or 13%. General and administrative expenses decreased by approximately $88,000 or 10%, compared to the third quarter of 1994. These changes reflect the cost reductions and controls enacted by the Company in the prior year. The cost reductions and controls included severing specific employees, not replacing employees as they left voluntarily, delaying hiring decisions previously budgeted, changing long-distance carriers, combining of functions between divisions at the point in time when an employee left, and hiring temporary employees as opposed to full-time employees (thus reducing employee benefit costs).

Pretax earnings from operations were approximately $401,000 for the third quarter of 1995, compared to pretax earnings from operations of approximately $226,000 for the third quarter of 1994. The increase in earnings resulted from an increase in contribution from the electronic time recording and direct marketing systems product lines, partially offset by decreases in contribution from the international trade, tire, and legal systems product lines.

Net earnings for the third quarter of 1995 were approximately $81,000, as compared to net earnings of approximately $72,000 for the comparable period in 1994. The change resulted from an increase in earnings from operations of approximately $175,000, which was partially offset by an increase in net interest expense of approximately $60,000 and an increase in income tax expense of approximately $106,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                                     Item 2

                                 - continued -



                      Nine Months Ended September 30, 1995
                                  compared to
                      Nine Months Ended September 30, 1994



                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1995       1994       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                $ 6,085    $ 3,943     $ 2,142         54%
Services                   12,489     12,199         290          2%
Product licenses            4,165      3,520         645         18%
                          --------   --------    --------    --------
  Gross revenue           $22,739    $19,662     $ 3,077         16%
                          ========   ========    ========    ========
Revenue net of
  hardware costs          $17,630    $16,179     $ 1,451          9%
                          ========   ========    ========    ========


The increase of approximately $2,142,000 in computer and add-on hardware revenue for the first nine months of 1995, compared to the first nine months of 1994, resulted primarily from increases in revenue from the electronic time recording and direct marketing systems product lines, partially offset by a decrease in revenue from the international trade, tire, and legal systems product lines.

Hardware margins increased to approximately 16% in the first nine months of 1995, from approximately 12% in the same period in 1994. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Revenue from services increased approximately $290,000 or 2% for the year to date. Service revenue increases for the international trade, electronic time recording, and direct marketing systems product lines were offset by revenue decreases in the tire and legal systems product lines. Gross margin from
services decreased to approximately 33% from   37%.  The Company's revenue and
margin from services fluctuate from period to period due to its existing mix of contracts and projects.

Product license revenue increased by approximately $645,000 or 18% in the first nine months of 1995 compared to the same period in 1994. The change was a result of revenue increases from the international trade, electronic time recording, and direct marketing systems product lines, partially offset by decreases from the tire and legal systems product lines.

                                     Item 2

                                 - continued -



Revenue net of hardware cost increased by approximately $1,451,000 or 9%, in the nine months ended September 30, 1995, compared to the same period in the prior year. Revenue net of hardware cost increased in the international trade, electronic time recording, and direct marketing systems product lines, while revenue net of hardware cost decreased for the tire and legal systems product lines.

Marketing and sales expenses decreased by approximately $374,000 or 10%. General and administrative expenses decreased by approximately $344,000 or 12%, compared to the first nine months of 1994. These changes reflect the cost reductions and controls enacted by the Company in the prior year. The cost reductions and controls included severing specific employees, not replacing employees as they left voluntarily, delaying hiring decisions previously budgeted, changing long-distance carriers, combining of functions between divisions at the point in time when an employee left, and hiring temporary employees as opposed to full-time employees (thus reducing employee benefit costs).

Pretax earnings from operations were approximately $1,138,000 for the first nine months of 1995, compared to approximately $552,000 for the first nine months of 1994. The increase in earnings resulted from an increase in contribution from the Company's international trade, electronic time recording, and direct marketing systems product lines. This increase was partially offset by decreases in contribution from the Company's tire and legal systems product lines.

Net earnings for the nine months ended September 30, 1995 were approximately $226,000, as compared to approximately $124,000 for the comparable period in 1994. The change resulted from an increase in earnings from operations of approximately $586,000, which was partially offset by an increase in net interest expense of approximately $79,000 and an increase in income tax expense of approximately $405,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                        Liquidity and Capital Resources




The Company had total cash and cash equivalents at September 30, 1995 of approximately $23,000, an increase of approximately $13,000 from December 31, 1994. Its working capital position as of September 30, 1995, was slightly negative. However, the Company and its subsidiaries currently have a maximum line of credit totaling $2,350,000, of which $800,000 was available at September 30, 1995.

Over the past two years, the Company has expended signficant working capital on the development of a new generation of software products. The level of these expenditures has decreased in the current period. However, due to the continuing rapid changes in software technology, the Company will have to continue to fund product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development from its cash from operations.

The Company's hardware and software license revenues can fluctuate as a result of a number of factors, particularly trends in the overall economy, client buying patterns, and hardware and software technological developments. Consequently, the Company could be subject to material variations in operating results. As the uncertainties of the economy are incalculable, the Company acknowledges the potential adverse impact that economic uncertainty could have on its ability to maintain liquidity and raise additional capital. Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.

                              PART II



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits - None

         (b)  Reports on Form 8-K -

              On August 31, 1995, the Registrant reported that it had retained BDO Seidman as its new independent accountants, replacing the accounting firm of Deloitte & Touche LLP.

                                SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ASA International Ltd.
                                        --------------------------------
                                                  (Registrant)




  11/13/95                                  /s/ Alfred C. Angelone
------------                            --------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





  11/13/95                                  /s/ Terrence C. McCarthy
------------                            --------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Controller