Form 10-K
period 1995-12-31
ASA INTERNATIONAL LTD
filed 1996-03-28
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number:
December 31, 1995                                0-14741
-------------------------                        ----------------------

                              ASA INTERNATIONAL LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    02-0398205
-------------------------------                   --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   10 Speen Street, Framingham, MA                       01701
-----------------------------------------              ----------
 (address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (508) 626-2727
------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------
Title of each class                                Name of each exchange
-------------------                                on which registered
                                                   ---------------------
None                                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---
     As of March 22, 1996, 3,787,517 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $9,241,541.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Document                                       Part of Form 10-K Annual
--------                                       Report in which Document
                                               is Incorporated
Report on Form 10-K filed on March 30, 1995            Part IV

Report on Form 10-K filed on March 30, 1994            Part IV

Report on Form 10-K filed on March 30, 1993            Part IV

Report on Form 10-K filed on March 26, 1992            Part IV

Report on Form 10-K filed on March 28, 1991            Part IV

Report on Form 10-K filed on March 30, 1990            Part IV

Report on Form 10-K filed on March 31, 1988            Part IV

Report on Form 8-K filed on August 31, 1995            Part IV

Report on Form 8-K filed on December 30, 1994          Part IV

Report on Form 8-K filed on September 29, 1993         Part IV

Registration Statement on Form S-18
(File number 33-3832-B)                                Part IV

Registration Statement on Form S-1
(File number 33-15381)                                 Part IV


                                     PART I

ITEM 1.     Business
            --------

GENERAL

     ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 950 businesses in the United States and Canada. The Company designs and develops proprietary enterprise and point solution software for the electronic time and labor recording market, for catalog direct marketers, and for the legal, international trade, and tire dealer markets. The Company installs this software on a variety of computers and networks, including Digital Equipment Corporation ("DEC"), IBM Corporation ("IBM"), Hewlett Packard ("HP"), and Unix/Open Systems hardware platforms and provides implementation, training, and long-term software and hardware support to its clients.

     The Company is comprised of five operating groups and a corporate services group. The International Trade and Transportation Systems Group provides integrated hardware and software solutions to customs house brokers, freight forwarders, and other companies involved in international trade. The Company believes it is now the leading supplier of computer solutions to customs house brokers and freight forwarders in the United States. The Company's Business Systems Group provides electronic time recording solutions for payroll and pay rules for companies of over 500 employees and over $10 million in sales. The Tire Systems Group provides integrated hardware and software solutions to independent tire dealers, wholesalers, and retreaders. The Legal Systems Group provides integrated accounting and practice management solutions to law firms. Lastly, the Direct Marketing Systems Group, acquired in August 1993, specializes in delivering turnkey management systems to consumer and business direct marketing firms.

     The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd., ASA Properties, Inc. ("Properties"), and ASA International Ventures, Inc. ("Ventures"). In 1995, its Massachusetts predecessor and its wholly owned subsidiaries, ASA Incorporated ("ASA, Inc."), ASA Legal Systems Company, Inc. ("Legal") were merged into their parent corporation, ASA International Ltd.

     The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone. The Company is a Value-Added Reseller for Digital, and its International Trade and Transportation Systems, Business Systems, and Direct Marketing Systems Groups are IBM Authorized Industry Remarketers for the international trade, data collection, and catalog direct marketing industry segments.

     Except as set forth above, during the past year, there have been no bankruptcy proceedings, receivership, or similar proceedings with respect to the Registrant, nor has there been any merger or consolidation of the Registrant, and there has been no disposition of any material amount of the Registrant's assets.

BUSINESS

     The following paragraphs describe in greater detail the business conducted by the Registrant.

International Trade and Transportation Systems
----------------------------------------------

     The Company's international trade solutions prepare import and export documentation, support electronic communications (EDI) with U.S. and Canadian Customs, track the movement of goods and paperwork, and perform invoicing and general accounting functions. The Company believes it now has the largest number of users for customs house brokerage systems in the United States. The Company's customers are located in the United States, Canada, Puerto Rico, Bermuda, and the Virgin Islands.

     The Company installs systems on a range of DEC, IBM, and Unix-based hardware platforms. The systems range in price between approximately $30,000 and $500,000. The Company's computer solutions for Canada are similar in scope and nature to its systems for United States customs brokers.

Business Systems
----------------

     The Company designs, develops, supports, and markets software to collect data for time and attendance and labor reporting. The SmartTime(TM) product for electronic time recording of time and attendance for payroll was introduced in September 1993. ShopKeeper(TM) is the Company's family of bar code data collection applications for time and operations management and control. The SmartTime and ShopKeeper product sets include data collection applications for time and attendance, labor reporting, work-in-process, inventory movement, and lot traceability. The SmartTime applications are based on the SmartLink real-time software for interactive data collection. The Company also supports legacy manufacturing management and control and accounting software products based primarily on the DEC hardware platform.

     The Company offers a range of consulting services to all of its clients, including training, implementation support, operations support, custom software development, and hardware dispatch support.

Tire Systems
------------

     The Company provides integrated hardware and software multi-user solutions on DEC and Unix-based systems to independent tire dealers, wholesalers, and retreaders in the United States and Canada for point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between approximately $15,000 and $200,000.

     In September 1988, July 1989, and September 1990, respectively, the Company acquired Associated Software Consultants Organization, Inc. ("ASCO"), Snyder Computing Systems, and Computers Northwest ("CNW"), all of which specialized in supplying systems to independent tire dealers. In recent years, the Company has consolidated its position in the independent tire dealer marketplace. The Company believes that it has the largest installed base of independent tire retailer and distributor multi-user systems in the United States.

Legal Systems
-------------

     The Company provides integrated networked financial management systems for law firms throughout the United States. The Company's Pyramid product is a powerful, fully integrated, set of legal specific applications designed to run on PC networks. The product is written in a fourth generation, fully relational, SQL compliant database. Targeted at the smaller-sized law firm, the product compliments the Company's existing offerings to mid and high-end market segments. In the mid to high-end market, the Company provides client/server based systems which operate on servers such as the DEC VAX running Open VMS, the DEC Alpha running OSF1, the DEC Intel-based 433 running SCO Unix, Intel 486 and 586 running DOS, and the HP 9000 running UX. The software applications form a comprehensive set of all the components necessary to run a modern legal firm, including accounting, word processing, practice management, and litigation support. Systems range in price between approximately $25,000 and $500,000.

     The Company entered the legal systems marketplace in June 1991 by acquiring Quorum Legal Systems of Plymouth Meeting, Pennsylvania from Control Data Corporation. In January 1992, the Company acquired the fixed assets of Legal Data Systems of Boston, Massachusetts. In November 1994, the Company acquired certain software products of Precedent Technologies Incorporated of New Hope, Pennsylvania. The Company has approximately 250 clients in this market.

Direct Marketing Systems
------------------------

     The Company provides turnkey management systems to consumer and business catalog and direct marketing firms. Utilizing the IBM AS/400, the Company's OASIS(SM) and Mozart (SM) products are leading industry standards for order fulfillment, customer service, and decision support systems. The Company entered this marketplace in August 1993 when it acquired CommercialWare of Norwood, Massachusetts. The Company now believes it has an estimated 10% market share in this marketplace.

Marketing
---------

     The Company markets its products and services to new prospects and existing clients primarily using the Company's direct sales force, assisted by technical personnel. These personnel are trained in the Company's product and service offerings and in the operations of the Company's clients. The Company uses its own personnel, rather than third-party distributors, because prospects and the Company's clients often lack comprehensive computer and systems technical expertise and require a "consultative" selling approach, involving a long selling cycle.

     More importantly, the Company's objective is to develop a direct, long-term relationship with each client. This marketing approach requires substantial, specialized knowledge of the requirements of the Company's clients generally not available from third-party distribution arrangements. These requirements result from the intangible nature of applications software and related services, the sophistication of the Company's products and the need for each client to understand how the Company's products and services will work to meet its requirements. The Company's sales force is supported by marketing personnel who develop advertising and marketing campaigns; produce product literature, periodic newsletters, and direct mail campaigns; arrange attendance at trade shows and conventions; and sponsor seminars.

     Marketing to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. In the international trade, tire, direct marketing, and legal markets served by the Company, the total domestic market is well defined through the respective industry and professional organizations. In these markets, trade shows and direct contacts are used to determine how prospects are satisfying their information processing requirements. For the time and attendance product line, the prospects for the Company's products are more diverse and difficult to target. In these markets, the Company engages in "prospecting" to identify interest in the Company's products by companies who are currently seeking products or services of the type offered by the Company. The prospecting process includes trade publication advertising, purchased mailing lists, telemarketing, direct mail, seminars, and trade shows to generate appointments for the direct sales force with qualified prospects.

     Once a prospect is qualified as to interest in the Company's products and/or services, the direct sales and, as required, support personnel, visit the prospect to understand the prospect's specific requirements. This process usually results in the preparation of a written proposal which describes the hardware, software, and services that will meet the prospect's requirements. This sales cycle can be long, ranging from six months to beyond one year. The Company believes the success of its sales activities depends upon this consultative approach.

     The Company believes that its client base presents continuing opportunities for sales of additional software and services. The Company's products and services generally become an integral part of the client's business. As a result, the quality of customer support is essential to selling to existing clients. Additionally, in the International Trade and Transportation Systems Group, government mandated or sponsored changes require the Company to stay current with governmental regulations and assist clients in maintaining their systems to meet regulatory changes.

     The Company maintains frequent contact with clients through sales and service representatives. The Company provides customer support lines to handle client system operational issues within a prescribed response time, and continually communicates with its clients through newsletters and client seminars. Through frequent contact with its clients by marketing and service activities, the Company believes that it can better understand client requirements and direct its product development activities toward developing and enhancing products that should be well accepted by both existing clients and new prospects.

Sources and Availability of Raw Materials
-----------------------------------------

     The Company's systems operate on computer hardware supplied by leading hardware manufacturers pursuant to Original Equipment Manufacturer or Value Added Reseller Agreements. These agreements are renewable on a year-to-year basis, and entitle the Company to purchase equipment at various discounts based upon volume and the type of equipment. The loss of the Company's ability to purchase equipment from the manufacturer would not have an adverse effect on the Company's business. The Company's products have been ported to run under the Unix operating system. The Company could also continue to purchase from hardware distributors, but on terms less favorable than from the original manufacturer. The Company believes that its relationship with the hardware manufacturers is satisfactory.

     The Company purchases IBM hardware for certain of the Company's market segments from IBM under Industry Remarketer Agreements. The Company believes that its relationship with IBM is satisfactory based upon IBM's selection of the Company as an Authorized Industry Remarketer for these segments.

     The Company also purchases HP and DEC hardware for certain of the Company's market segments from HP and DEC under Value-Added Reseller Programs. The Company believes that its relationship with HP and DEC is satisfactory given the selection of the Company as a Value-Added Reseller for these markets.

     The Company purchases all of its computer hardware and peripheral equipment from DEC, IBM, HP, or other vendors, and performs only software installation, testing, final system configuration, and quality control. With the exception of multi-user systems purchased from DEC, IBM, and HP, the Company believes there are several alternative suppliers for system components used by the Company.

Patents and Proprietary Technology
----------------------------------

     The Company does not believe that patents are material to its business. The Company relies primarily upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. In particular, the Company generally provides only "run time" code for its software to its international trade, tire, and legal clients, although manufacturing systems and certain legal clients may also purchase "source" code. In addition, most catalogue direct marketing clients purchase source code licenses. Insofar as the Company relies on trade secrets and unpatented know-how, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached. Certain product names of the Company are recognized as trademarks in interstate commerce and are or may be registered trademarks.

Seasonality
-----------

     The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of the United States and Canada.

Working Capital Items
---------------------

     The Company does not have any unusual trade practices which would require restrictions on working capital.

Customers
---------

     During fiscal year-ended December 31, 1995, the Company's revenue by product line was as follows:

Product Line                        Revenue($)         %
------------                        ----------        ---

International Trade                $ 6,968,000        22%
Business Systems                     7,216,000        23
Tire Systems                         3,301,000        11
Legal Systems                        5,201,000        17
Direct Marketing Systems             8,346,000        27
                                   -----------       ---
                                   $31,032,000       100%
                                   ===========       ===

Backlog
-------

     Set forth below is information concerning the Company's backlog at December 31, 1995 and 1994, respectively:

                                         Backlog at December 31,
                                         -----------------------

                                     1995                       1994
                                     ----                       ----
                                           Support                    Support
Product Line                   Total      Contracts      Total       Contracts
------------                   -----      ---------      -----       ---------

International Trade        $ 3,200,000   $2,400,000   $ 3,700,000   $2,500,000
Business Systems             2,900,000    1,400,000     6,800,000    1,300,000
Tire Systems                 1,700,000    1,400,000     1,700,000    1,400,000
Legal Systems                2,600,000    1,600,000     3,200,000    1,600,000
Direct Marketing Systems     2,200,000      800,000     1,200,000      500,000
                           -----------   ----------   -----------   ----------
                           $12,600,000   $7,600,000   $16,600,000   $7,300,000
                           ===========   ==========   ===========   ==========

Support contracts are generally cancelable by the Company or the Company's customers upon 90 days written notice.

Competition
-----------

     The Company's competitors for international trade systems include Freight Data Systems Ltd. and ITS. The Company believes that the principal competitive factors in the international trade systems business are: ease of operation; completeness and sophistication of software products; price/performance ratio; the ability to expand and upgrade a system; product reliability; support for EDI (Electronic Data Interchange); timely conformance to everchanging governmental regulations; and service and support. The Company believes it competes favorably with respect to all of these factors.

     The Company's primary competitors for time and attendance, labor reporting, and bar code data collection software are Kronos and JeTech. The Company believes the principal competitive factors for bar code systems are: technological sophistication; ease of handling complex payrules; real time processing; unlimited ability for data validation; the ability to update applications anywhere in the operation, independent of the hardware manufacturer; and the ability to develop applications without writing new code. The Company believes it competes favorably with respect to all of these factors.

     The Company's primary competitors for tire systems are Signal Software and Progressive Computer Systems. The Company believes the principal competitive factors for tire systems are: complete point of sale functionality to assist sales personnel to maximize gross margin on each sale; the ability to post data automatically to the accounting system; and the ability to track the manufacturing process of tire retreaders. The Company believes it competes favorably with respect to all of these factors.

     The legal systems market is highly competitive and includes a number of independent software vendors and service bureaus. The Company's primary competitors for legal systems are Capsoft Development, CMS/DATA Corp., Elite Data Processing, Barrister, Juris, and Omega. The Company believes that the principal competitive factors in the legal systems business are: completeness and sophistication of software products; vendor reputation and references; price/performance ratio; the ability to expand and upgrade a system; the ability to provide an open systems solution; the ability to run both the "front office" and the "back office" applications on a single network; product reliability; and service and support. The Company believes it competes favorably with respect to all of these factors.

     The direct marketing systems market is highly competitive. The Company's major competitors are Smith-Gardner, Sigma Micro, and Computer Solutions. The direct marketing product competes on price/performance, ease of use, and sophistication of software. The Company believes it competes favorably with respect to all these factors. The next generation product, Mozart, unveiled in 1994, is CASE-developed and competes favorably with the products of competitors, as well as provides a foundation for future development.

Research and Development
------------------------

     During the last three fiscal years, the amounts spent by the Company on Company-sponsored research and development activities and on customer-sponsored research activities relating to the development of new products, services, or techniques or the improvement of existing products, services, or techniques were not material.

Government Regulation
---------------------

     There is presently no material government regulation with respect to the Company's business. Approvals for computer hardware from Underwriter's Laboratories and the Federal Communications Commission are obtained by the hardware manufacturer. However, the extent to which future federal, state, or local governmental regulations may regulate the Company's activities cannot be predicted, and the Company may be subject to restrictions on export of its computer systems to other countries if it seeks to expand into non-U.S. markets.

Employees
---------

     As of December 31, 1995, the Company had 186 full time employees. Of these employees, 12 are executive officers or senior managers, 20 were engaged in marketing and sales, 79 in customer support and training, 47 in custom/product development or engineering, 4 in Legal System's service bureau, and 24 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting highly skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

ITEM 2.          Description of Properties
                 -------------------------

     The Company's Corporate Headquarters are located in a 32,000 square foot office building at 10 Speen Street, Framingham, Massachusetts. The Business and Direct Marketing Systems product operations are also located at this facility. The Company occupies approximately 80% of the space in the building, while tenants lease the remainder of the space. The carrying costs for the building, which was acquired in October 1991, include monthly principal and interest payments of $14,815 on a fifteen-year mortgage note along with operating costs and taxes.

     The Company's International Trade and Tire Systems operations are located in a 24,000 square foot office building at 615 Amherst Street, Nashua, New Hampshire, purchased in December 1992. The carrying costs for the facility include approximately $10,000 per month for principal and interest on twenty-year mortgage notes plus operating costs and taxes.

     The Company maintains the following additional offices:

                            Current                     Date of Lease
Location                  Monthly Rent    Office Area   Expiration
--------                  ------------    -----------   ----------------
Tucker, Georgia             $ 1,569        1,395 s.f.   July 31, 1996

Blue Bell, Pennsylvania     $24,907       20,420 s.f.   February 1, 1998

ITEM 3.          Legal Proceedings
                 -----------------

      In November 1995, the Company commenced an action against a customer for breach of contract and other charges for an amount in excess of $2,000,000. In answering the complaint, the client alleged counterclaims for alleged breach of contract and other charges seeking damages and attorneys' fees of an unspecified amount. The Company intends to vigorously pursue its claim and defend the counterclaim. In the opinion of management of the Company, this action can be successfully defended without material adverse effect on the financial condition of the Company.

ITEM 4.          Submission of Matters to a Vote of Security-Holders
                 ---------------------------------------------------

     (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal-year ended December 31, 1995, through the solicitation of proxies or otherwise.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.

                                 PART  II

ITEM 5. Market Price of and Dividends on the Company's Common Equity and Related Stockholder Matters
                 -------------------------------------------------------

     The Company's Common Stock has been traded on the over-the-counter market
(NASDAQ symbol: ASAA) since June 25, 1986. The following table shows the range of low and high bid quotations for the Company's Common Stock on the NASDAQ
System for the periods indicated, as furnished to the Company by NASDAQ.

          Calendar Year 1994         Low Bid       High Bid
          ------------------         -------       --------

          First Quarter              $1.188         $1.938
          Second Quarter             $1.063         $1.438
          Third Quarter              $ .750         $1.125
          Fourth Quarter             $ .688         $1.188

          Calendar Year 1995         Low Bid       High Bid
          ------------------         -------       --------

          First Quarter              $ .906         $1.188
          Second Quarter             $ .875         $1.313
          Third Quarter              $1.250         $2.375
          Fourth Quarter             $1.125         $1.750

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,422 holders of record of the Company's outstanding Common Stock as of March 22, 1996.

     Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, the Company is authorized to repurchase up to $500,000 of its Common Stock. In December 1991, the Company repurchased 25,000 shares at a cost of approximately $1.06 per share. The Company also repurchased shares as follows for the months indicated:

     1992          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.15
     May              10,000                         $1.53
     July              3,000                         $1.81
     August            6,700                         $1.81
                       8,100                         $2.00
     September        45,000                         $1.94
                      15,000                         $2.00
                       5,000                         $1.99
     October           5,000                         $1.88

     1993          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.54
     August           10,000                         $2.93
     September         1,800                         $3.02

     Although it is not obligated to do so, the Company may continue to repurchase shares of Common Stock when market conditions for the purchase of its stock meet its requirements.

     Since its organization, the Company has not paid any dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs), any agreements restricting the payment of dividends and other factors. The Company's current banking arrangements prohibit the payment of dividends by the Company.

ITEM 6.         Selected Consolidated Financial Data
                ----------------------------------------
                (in thousands, except per share amounts)

     The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The income statement data for the year ended December 31, 1995 and the balance sheet data as of December 31, 1995 are derived from and qualifed by reference to the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The income statement data for the years ended December 31, 1994, and 1993, and the balance sheet data as of December 31, 1994, are derived from the consolidated financial statements and notes thereto included herein and audited by Deloitte & Touche LLP, the Company's then independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations data for the years ended December 31, 1992 and 1991, and the balance sheet data as of December 31, 1993, 1992, and 1991 are derived from financial statements audited by Deloitte & Touche LLP.

     The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                          Years Ended December 31,
                                          ------------------------

                                1995      1994      1993      1992      1991
                                ----      ----      ----      ----      ----
Operating Data:
---------------
Revenues                      $31,032   $27,111   $27,863   $31,448   $23,463
Costs and Expenses             29,983    26,545    27,555    30,553    23,056
Earnings from Operations        1,502       920       569     1,057       489
Earnings
  Before Cumulative Effect
  of Adopting SFAS No. 109        457       166        98       400       125
Net Earnings                      457       166       742       775       336
Earnings per share
  Before Cumulative Effect
  of Adopting SFAS No. 109        .11       .04       .02       .10       .03
Net Earnings per share            .11       .04       .18       .19       .09

                                             December 31,
                                             ------------
                                1995      1994      1993      1992      1991
                                ----      ----      ----      ----      ----
Balance Sheet Data:
-------------------
Total Assets                  $19,515   $20,131   $20,826   $19,073   $16,888
Long-Term Obligations           2,707     3,112     3,366     2,096     1,143
Shareholders' Equity           10,110     9,652     9,486     8,614     8,026


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 -------------------------------------------------

     As described in the notes to the consolidated financial statements, the Company, during the three years ended December 31, 1995, acquired
CommercialWare, Inc., for its direct marketing division.

     The above transaction was accounted for under the purchase method of accounting. As such, the results of the acquired company are included in the Company's consolidated financial statements beginning at the date of acquisition, September 1, 1994.

Results of Operations
---------------------
Compare 1995 to 1994
---------------------

                                                (000's omitted)
                                   ---------------------------------------
                                        Revenue        Increase/(Decrease)
                                   ------------------  -------------------
                                     1995      1994     Amount  Percentage
                                     ----      ----     ------  ----------

Computer and add-on hardware       $ 8,444   $ 5,553    $2,891      52%
Services                            16,654    16,138       516       3%
Product licenses                     5,934     5,420       514       9%

Net Revenue                         31,032    27,111     3,921      14%

Revenue net of hardware costs      $24,112   $22,153    $1,959       9%

Comparison of revenues and revenues net of hardware costs
---------------------------------------------------------

     The increase in computer and add-on hardware revenue of approximately $2,891,000 for the year ended December 31, 1995, compared to the same period in 1994, resulted primarily from an increase in revenue from the international trade and direct marketing systems product lines. This increase was partially offset by a decrease for the same period in computer and add-on hardware revenue from the electronic time recording, tire, and legal systems product lines.

     Hardware margins increased to approximately 18% for the year ended December 31, 1995, from approximately 11% in 1994. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and add-on hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

     Revenue from services increased approximately $516,000, or 3%, for the year. Service revenue increases for the electronic time recording and direct marketing systems product lines were offset by revenue decreases in the international trade, tire, and legal systems product lines. Gross margin from services decreased to approximately 27% from 36%. The Company's revenue and margin from services fluctuate from period to period due to the mix of contracts and projects.

     Product license revenue increased by approximately $514,000, or 9%, for the year ended December 31, 1995, compared to the same period in 1994. The change was a result of revenue increases from the international trade, electronic time recording, and direct marketing systems products lines, partially offset by decreases from the tire and legal systems product lines.

     Sales and marketing expenses decreased by approximately $409,000, or 9%. This change primarily reflects a decrease in advertising, marketing, and commission-related expenses for the electronic time recording, tire, and legal systems product lines. General and administrative expenses for the year ended December 31, 1995 decreased by approximately $703,000, or 18%, compared to the prior year. These changes reflect the cost reductions and controls enacted by the Company in the prior year. The cost reductions and controls included severing specific employees, not replacing employees as they left voluntarily, delaying hiring decisions previously budgeted, changing long-distance carriers, combining of functions between divisions at the point in time when an employee left, and hiring temporary employees as opposed to full-time employees (thus reducing employee benefits costs).

     Pretax earnings from operations were approximately $1,502,000 for 1995, compared to approximately $920,000 for 1994. The increase in earnings results from an increase in contribution from the Company's legal systems and direct marketing systems product lines. Contribution decreased in the electronic time recording and tire systems product lines.

     The net earnings for the year ended December 31, 1995 were approximately $504,000, as compared to net earnings of approximately $166,000 for the comparable period in 1994. The change results from the increases in net interest expense and net income tax expense of approximately $99,000 and $145,000, respectively. These changes were partially offset by an increase in earnings from operations of approximately $582,000.

Compare 1994 to 1993
---------------------

                                              (000's omitted)
                                 ----------------------------------------
                                      Revenue         Increase/(Decrease)
                                 ------------------   -------------------
                                   1994      1993      Amount  Percentage
                                   ----      ----      ------  ----------

Computer and add-on hardware     $ 5,553   $ 8,709    $(3,156)    (36%)
Services                          16,138    16,207        (69)      0%
Product licenses                   5,420     2,947      2,473      84%

Net Revenue                       27,111    27,863       (752)     (3%)

Revenue net of hardware costs    $22,153   $20,900    $ 1,253       6%

Comparison of revenues and revenues net of hardware costs
---------------------------------------------------------

     The decrease in computer and add-on hardware revenue of $3,156,000 results from decreases in sales from all product lines of the Company except for the direct marketing systems product line, acquired in 1993, for which there is no comparable amount. Hardware margins decreased to 11% in 1994, from 20% in 1993. These decreases reflect the continuing deterioration of computer hardware prices in the market caused by the combination of constant technological change, dominance of open systems, and the commodity nature of computer hardware.

     Product license revenue increased by approximately 84%, or $2,473,000. The increase is a result of revenue increases from all of the Company's existing product lines, except for tire, as well as from revenue generated by the direct marketing systems product line for which there was no comparable amount in 1993. Revenue from services remained approximately the same as in the prior year; a decrease of $874,000, or approximately 6% from previously existing product lines was partially offset by the service revenue produced by the newly acquired direct marketing systems product line. Gross margin from services declined to 36% from 45%. This change results from decreased margin from services from each of the Company's product lines except for international trade. The Company's revenue and margin from services fluctuate from period to period due to the mix of contracts and projects.

     Sales and marketing expenses increased by approximately $90,000, or 2%. This change primarily reflects an increase in advertising, marketing, and commission-related expenses for the electronic time recording product line and the expenses of the direct marketing systems product line, for which there was no comparable amount in the prior year. General and administrative expenses for the year ended December 31, 1994 decreased by approximately $265,000, or 6%, when compared to 1993. The decrease reflects cost reductions and controls enacted throughout 1994 and the elimination of certain general and administrative expenses related to the newly acquired direct marketing system product line.

     Pretax earnings from operations were approximately $920,000 for 1994, compared to pretax earnings from operations of approximately $569,000 for 1993. The increase in earnings results from an increase in contribution from the Company's international trade and legal systems product lines, coupled with a decrease in the loss associated with the newly acquired direct marketing systems product line. Contribution decreased in the electronic time recording and tire systems product lines.

     The net earnings for the year ended December 31, 1994 were approximately $166,000, as compared to net earnings of approximately $742,000 for the comparable period in 1993. The change results from the effect of the implementation of Statement of Financial Accounting Standards (SFAS) No. 109, which increased 1993 first quarter net earnings by approximately $644,000 and increases in net interest expense and net income tax expense of approximately $93,000 and $190,000, respectively. These changes were partially offset by an increase in income from operations of $351,000.

Liquidity and Capital Resources
-------------------------------

     The Company had total cash and cash equivalents at December 31, 1995 of approximately $404,000, an increase of $394,000 from December 31, 1994. The Company and its subsidiaries currently have a maximum line of credit totaling $2,350,000, of which approximately $1,325,000 was available at December 31, 1995. This line is scheduled to expire in 1996. The Company expects to renew the line under approximately the same terms.

     Over the past three years, the Company has expended significant working capital on the development of a new generation of software products. The level of these expenditures has decreased in the current year. However, due to the continuing rapid changes in software technology, the Company will have to continue to fund product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development from its cash from operations.

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

Inflation
---------

     General inflation over the last three years has not had a material effect on the Company's cost of doing business.

New Accounting Standards
------------------------

     Effective January 1, 1995, the Company adopted Statement of Financial Acounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB). The new standards established new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard did not have a material effect on financial position or results of operations of the Company.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosure in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. Adoption of SFAS No. 123 is required no later than the Company's year ending December 31, 1996. The disclosure requirements of SFAS No. 123 are effective for financial statements for financial years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its financial statements for its year ending December 31, 1996.

ITEM 8.          Supplementary Financial Information
                 -----------------------------------

     Not applicable.

ITEM 9.          Disagreements with Accountants on Accounting and
                 Financial Disclosure
                 ------------------------------------------------

     Effective August 28, 1995, the Company retained as its new independent accountants BDO Seidman, LLP, replacing its prior independent accountants, Deloitte & Touche, LLP ("Deloitte & Touche"). Deloitte & Touche's report on the financial statements for the two most recent fiscal years contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. No action on the decision to change accountants has been taken by the Board of Directors of the Company.

     During the last two fiscal years and the subsequent interim period preceding such replacement, there were no disagreements between the Company and Deloitte & Touche on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1)(v) occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date of the change in accountants.

                               PART III

     Items 10-13 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports On
                 Form 8-K
                 ------------------------------------------------------

(a)1.  Financial Statements.
       ---------------------
       The Consolidated Financial Statements required to be filed herein are as follows:
            Report of Independent Public Accountants
            Consolidated Balance Sheets
            Consolidated Income Statements
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flow
            Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedules.
       -----------------------------
       None

(b)    Exhibits.
       ---------
       The following exhibits are filed with this report:

2-1 The Commonwealth of Massachusetts Articles of Merger Merging ASA Incorporated and ASA Legal Systems Company, Inc. into ASA International Ltd., dated December 28, 1995.

2-2 Certificate of Ownership and Merger Merging ASA Incorporated and ASA Legal Systems Company, Inc. into ASA International Ltd., dated December 28, 1995.

3a Certificate of Incorporation of ASA International Ventures, Inc., dated December 28, 1995.

3b     ByLaws of ASA International Ventures, Inc.

10-1 Promissory Note (Revolver) between ASA International Ltd. and CoreStates Bank, N.A., dated June 30, 1995.

10-2   Lease for DeKalb Corners Office Center, Tucker, Georgia.

10-3 Consent to Assignment of Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4   Agreement for Purchase and Sale of Assets between ASA
       International Ventures, Inc. and ASA Incorporated, dated
       December 29, 1995.

10-5   Agreement for Purchase and Exchange of Assets between ASA
       International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

10-6 Agreement for Exchange of Intangibles between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

11     Statement of Computation of Net Earnings per Share.

21     Subsidiary of Registrant Formed in 1995.

The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1995:

10-1 Loan Agreement between ASA International Ltd., ASA Incorporated and ASA Legal Systems Company, Inc., and CoreStates Bank, N.A., dated November 3, 1994.

10-2   Promissory Note (Term) between ASA International Ltd. and
       CoreStates Bank, N.A., dated November 3, 1994.

10-3 Promissory Note (Revolver) between ASA International Ltd. and CoreStates Bank, N.A., dated November 3, 1994.

10-4 Security Agreement between ASA International Ltd. and CoreStates Bank, N.A., dated November 3, 1994.

10-5 Security Agreement between ASA Incorporated and CoreStates Bank, N.A., dated November 3, 1994.

10-6 Security Agreement between ASA Legal Systems Company, Inc., and CoreStates Bank, N.A., dated November 3, 1994.

10-7 Guaranty between ASA Incorporated and CoreStates Bank, N.A., dated November 3, 1994.

10-8 Guaranty between ASA Legal Systems Company, Inc., and CoreStates Bank, N.A., dated November 3, 1994.

11     Statement re: Computation of Per Share Earnings.

23 Consent of Deloitte & Touche LLP, independent certified public accountants.

The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1994:

10-1 Promissory Note between ASA Properties, Inc., and Berkshire Life Insurance Company, dated September 28, 1993.

10-2 Mortgage and Security Agreement between ASA Properties, Inc. and Berkshire Life Insurance Company, dated September 28,1993.

10-3 Collateral Assignment of Leases between ASA Properties, Inc., and Berkshire Life Insurance Company, dated September 28, 1993.

10-4   Collateral Assignment and Security Agreement between ASA
       Properties, Inc., and Berkshire Life Insurance Company, dated September 28, 1993.

10-5 Promissory Note between ASA Properties, Inc., and Granite State Development Corporation, dated December 23, 1992.

10-6 Servicing Agent Agreement between ASA Properties, Inc., and Colson Services Corporation, dated May 12, 1993.

10-7 Promissory Note and First Amendment to Promissory Note between ASA Incorporated, and the Economic Stabilization Trust, dated October 29, 1993 and December 15, 1993, respectively.

10-8 Loan and Security Agreement between ASA, Inc., and the Economic Stabilization Trust, dated October 29, 1993.

10-9   Guaranty between ASA International Ltd. and the Economic
       Stabilization Trust dated October 29, 1993.

10-10 Intercreditor Agreement between Worcester County Institution for Savings and the Economic Stabilization Trust as to their loans to ASA Incorporated, dated October 29, 1993.

10-15 Amendment to Merger Agreement by and among the Company, ASA Incorporated, CommercialWare, Donald Askin and Jonathan Ellman, dated September 15, 1993.

The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1993:

10-3   Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4 Mortgage and Security Agreement between ASA Properties, Inc. and Sun Life Assurance Company of Canada.

10-5 Promissory Note of ASA Properties, Inc. in favor of Sun Life Assurance Company of Canada.

The following document is incorporated by reference to the Registrant's Form 8-K filed on September 29, 1993:

10-1   Agreement and Plan of Merger by and among the Company, ASA
       Incorporated, CommercialWare, Donald Askin, and Jonathan Ellman, dated as of August 31, 1993.

The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 26, 1992:

10-1 Asset Purchase Agreement by and between Control Data Company and ASA Legal Systems Company, Inc., dated June 28, 1991.

10-7 Agreement by and between ASA International Ltd. and The Data Group, dated January 1, 1992.

21     Subsidiaries of the Registrant Formed in 1991.

The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1990:

10-1 Agreement of Merger by and between the Registrant and Associated Software Consultants Organization, Inc.

10-2   Agreement between the Registrant and ISI re: FASBE Software.

10-3   Agreement between the Registrant and Intermec.

21     Subsidiaries of the Registrant.

The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1988:

3b     Bylaws, as amended.

10-8   Directors' and Officers' Insurance Policy.

The following documents are incorporated by reference to the Company's Registration Statement on Form S-18 (File number 33-5832-B):

4c     Specimen Convertible Note.

The following documents are incorporated by reference to the Company's Registration Statement on Form S-1 (File number 33- 15381):

3a     Certificate of Incorporation, as amended.

(c)    Reports on Form 8-K.
       --------------------

During the year ended December 31, 1995, the Company filed the following Report on Form 8-K:

1. August 31, 1995 - The Registrant announced that it had retained BDO Seidman, LLP, as its new independent accountants, replacing its prior independent accountants, Deloitte & Touche, LLP.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASA INTERNATIONAL LTD.


                                     By /s/ Alfred C. Angelone
                                     -----------------------------------
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.
Name                            Capacity                 Date
----                            --------                 ----
/s/ Alfred C. Angelone          Director, Chief          March 29, 1996
--------------------------      Executive Officer
Alfred C. Angelone              and Treasurer
                                (principal executive
                                officer and principal
                                accounting officer


/s/ Christopher J. Crane        Director                 March 29, 1996
--------------------------
Christopher J. Crane


/s/ James P. O'Halloran         Director                 March 29, 1996
--------------------------
James P. O'Halloran


/s/ Gordon J. Rollert           Director                 March 29, 1996
--------------------------
Gordon J. Rollert

/s/ William A. Kulok            Director                 March 29, 1996
--------------------------
William A. Kulok


Board of Directors and Shareholders
ASA INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheet of ASA International Ltd. and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and Subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 15, 1996

Board of Directors and Shareholders
ASA INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheet of ASA International Ltd. and subsidiaries as of December 31, 1994, the related consolidated income statements, consolidated statements of shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note A, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

/s/ Deloitte & Touche, LLP

March 16, 1995
Boston, Massachusetts

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                                    -------------
                                                1995            1994
                                                ----            ----
     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents              $   404,026    $    10,381
     Receivables -- net                       5,085,172      5,228,384
     Computer hardware held for resale          238,624        313,836
     Other current assets                       748,221        901,642
                                            -----------    -----------
TOTAL CURRENT ASSETS                          6,476,043      6,454,243

PROPERTY AND EQUIPMENT:
     Land and buildings                       3,804,194      3,730,196
     Computer equipment                       4,137,949      3,855,015
     Office furniture and equipment           1,077,060      1,126,211
     Leasehold improvements                      36,574        107,631
     Vehicles                                   261,703        220,980
                                            -----------    -----------
                                              9,317,480      9,040,033

     Accumulated depreciation
     and amortization                         4,612,375      4,226,580
                                            -----------    -----------
                                              4,705,105      4,813,453

SOFTWARE
(less cumulative amortization
of $7,689,103 and $6,342,913)                 6,193,625      6,485,771


COST EXCEEDING NET ASSETS ACQUIRED
(less cumulative amortization
of $1,362,750 and $1,104,704)                 1,537,673      1,795,718

OTHER ASSETS                                    602,755        581,745
                                            -----------    -----------
                                            $19,515,201    $20,130,930
                                            ===========    ===========


See notes to consolidated financial statements.

                                                     December 31,
                                                     -------------
                                                 1995             1994
                                                 ----             ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving credit note                   $ 1,025,000     $   975,000
     Accounts payable                          1,157,573       1,994,103
     Accrued expenses                          2,292,514       2,368,444
     Customer deposits                           822,365         634,809
     Deferred revenue                            344,693         771,394
     Current maturities of
     long-term obligations                       439,005         506,040
                                             -----------     -----------
TOTAL CURRENT LIABILITIES                      6,081,150       7,249,790

LONG-TERM OBLIGATIONS,
NET OF CURRENT  MATURITIES                     2,707,459       3,111,905

DEFERRED INCOME TAXES                            617,000         117,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value
   $.01 per share: Authorized
   and unissued, 1,000,000 shares                      -               -
  Common stock, par value
   $.01 per share: Authorized, 6,000,000
   shares; issued 3,917,316 and 3,917,268
   shares; outstanding, 3,787,517
   shares and 3,787,469                           39,173          39,173
  Additional paid-in capital                   7,681,675       7,681,632
  Retained earnings                            2,809,186       2,351,872
                                             -----------     -----------
                                              10,530,034      10,072,677

Less treasury stock, at cost                     420,442         420,442
                                             -----------     -----------

                                              10,109,592       9,652,235
                                             -----------     -----------
                                             $19,515,201     $20,130,930
                                             ===========     ===========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                            --Years Ended December 31,--
                                           1995         1994          1993
                                           ----         ----          ----
REVENUES
  Computer and add-on hardware        $ 8,443,995   $ 5,553,320   $ 8,708,608
  Services                             16,654,125    16,137,785    16,206,951
  Product licenses                      5,934,237     5,420,224     2,947,356
                                      -----------   -----------   -----------
NET REVENUE                            31,032,357    27,111,329    27,862,915

COST OF REVENUE
  Computer and add-on hardware          6,920,796     4,958,818     6,963,237
  Services                             12,136,916    10,306,546     8,858,718
  Product licenses and development      2,598,035     1,938,125     2,357,138
                                      -----------   -----------   -----------
TOTAL COST OF REVENUE                  21,655,747    17,203,489    18,179,093

EXPENSES
  Marketing and sales                   4,362,178     4,771,300     4,681,292
  General and administrative            3,252,290     3,954,673     4,219,496
  Amortization of goodwill                260,523       262,215       213,997
                                      -----------   -----------   -----------
TOTAL EXPENSES                          7,874,991     8,988,188     9,114,785

EARNINGS FROM OPERATIONS                1,501,619       919,652       569,037
INTEREST EXPENSE                         (463,199)     (375,241)     (286,861)
INTEREST INCOME                            10,894        21,493        25,699
                                      -----------   -----------   -----------
EARNINGS BEFORE INCOME
   TAXES AND CUMULATIVE EFFECT
     OF ADOPTING SFAS NO. 109           1,049,314       565,904       307,875
INCOME TAXES                              592,000       400,000       210,000
                                      -----------   -----------   -----------

EARNINGS BEFORE CUMULATIVE EFFECT
  OF ADOPTING SFAS NO. 109                457,314       165,904        97,875
CUMULATIVE EFFECT OF ADOPTING
  SFAS NO. 109                               -             -          644,000
                                      -----------   -----------   -----------
NET EARNINGS                          $   457,314   $   165,904   $   741,875
                                      ===========   ===========   ===========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
    EARNINGS BEFORE CUMULATIVE
    EFFECT OF ADOPTING SFAS NO. 109          $.11          $.04          $.02
                                      ===========   ===========   ===========
  CUMULATIVE EFFECT OF ADOPTING
    SFAS NO. 109                               -            -            $.16
                                      ===========   ===========   ===========
   NET EARNINGS                              $.11          $.04          $.18
                                      ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                 4,224,503     4,179,298     4,020,068
                                      ===========   ===========   ===========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------


                     Common Stock                                   Treasury Stock
                     ------------                                   --------------
                                       Additional
                                        Paid-in      Retained
                   Shares     Amount    Capital      Earnings     Shares      Amount        Total
                   ------     ------   ----------    --------     ------      ------        -----
BALANCES,
1/01/93          3,916,999   $39,170   $7,681,386   $1,519,804    169,451   $(586,080)   $ 8,654,280

Purchase of
Company stock        -         -            -            -         16,800     (42,401)       (42,401)

Exercise of
stock options          269         3      (18,704)     (75,711)   (43,500)    146,300         51,888

CommercialWare
Acquisition          -         -           18,950        -       (135,000)    436,050        455,000

Stock awarded as
compensation
to employee          -         -            -            -         (6,000)     19,440         19,440

Reacquisition
of stock in
payment of
officers notes       -         -            -            -        128,048    (393,751)      (393,751)

Net earnings         -         -            -          741,875      -           -            741,875
                 ---------   -------   ----------   ----------    -------   ---------    -----------

BALANCES,
12/31/93         3,917,268    39,173    7,681,632    2,185,968    129,799    (420,442)     9,486,331

Net earnings         -         -            -          165,904      -           -            165,904
                 ---------   -------   ----------   ----------    -------   ---------    -----------

BALANCES,
12/31/94         3,917,268    39,173    7,681,632    2,351,872    129,799    (420,442)     9,652,235

Exercise of
stock options           48     -               43        -          -           -                 43

Net earnings         -         -             -         457,314      -           -            457,314
                 ---------   -------   ----------   ----------    -------   ---------    -----------

BALANCES,
12/31/95         3,917,316   $39,173   $7,681,675   $2,809,186    129,799   $(420,442)   $10,109,592
                 =========   =======   ==========   ==========    =======   =========    ===========


See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                ---Years Ended December 31,---
                                            1995              1994            1993
                                            ----              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                            $   457,314     $   165,904     $   741,875
  Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Cumulative effect of change in
   accounting principle                        -               -            (644,000)
   Depreciation and amortization           2,167,419       1,823,072       1,769,959
   Deferred taxes                            500,000         372,000         210,000
   Doubtful receivables provision            (62,621)       (252,571)        132,272
   Changes in assets and liabilities,
   net of effects of acquisitions:
    Receivables                              122,798         878,150       2,279,260
    Computer hardware held for resale         75,212         (73,486)         92,843
    Other current assets                     450,421          52,058        (136,489)
    Accounts payable                        (836,530)       (810,212)       (799,144)
    Accrued expenses                        (431,211)        (87,321)     (1,124,390)
    Other current liabilities               (180,863)        254,266         266,361
                                         -----------     -----------     -----------
   Total adjustments                       1,804,625       2,155,956       2,046,672
                                         -----------     -----------     -----------
 Net cash provided by operating
  activities                               2,261,939       2,321,860       2,788,547
                                         -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment        (429,637)       (254,788)       (922,140)
 Additions to software                    (1,054,043)     (2,119,113)     (2,454,424)
 Reductions of (increases to)
  sales-type leases                          112,152          93,161          (2,778)
 Cash paid for acquisitions                    -               -            (139,932)
 Other assets                                (50,127)         28,958        (116,473)
                                         -----------     -----------     -----------
 Net cash used for investing
  activities                              (1,421,655)     (2,251,782)     (3,635,747)
                                         -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in bank and other notes             50,000          25,000         191,959
 Reduction in long-term debt                (496,682)     (1,099,843)     (1,342,714)
 Increase in long-term debt                    -             650,000       2,102,046
 Issuance of common stock                         43           -                 249
 Purchase of treasury stock                    -               -             (42,401)
 Proceeds from sale of treasury stock          -               -              17,800
                                         -----------     -----------     -----------
 Net cash provided by (used for)
  financing activities                      (446,639)       (424,843)        926,939
                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS:
 Net increase (decrease)                     393,645        (354,765)         79,739
 Balance, beginning of year                   10,381         365,146         285,407
                                         -----------     -----------     -----------
 Balance, end of year                    $   404,026     $    10,381     $   365,146
                                         ===========     ===========     ===========


See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, 1993

A.  Summary of Significant Accounting Policies:

Business description and principles of consolidation
The Company develops, markets, and provides services for its proprietary enterprise and point solution software products and distributes computer hardware to its software customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. and ASA International Ventures, Inc. after elimination of all material intercompany balances and transactions. In 1995, two wholly owned subsidiaries, ASA, Inc. and ASA Legal Systems Company, Inc. were merged into the parent corporation, ASA International Ltd.

Cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. On a cash basis, interest income received approximates the amounts reported on the income statements.

Concentration of Credit Risks
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. Ongoing credit reviews of customers' financial condition are performed, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Computer hardware held for resale
Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment
Property and equipment are stated at cost. Depreciation for equipment and vehicles is recorded on the straight-line method, based on the estimated useful lives of the related assets (ranging from 5 to 7 years). Buildings are depreciated over 40 years. Equipment under

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Costs exceeding net assets acquired
Costs exceeding net assets of businesses acquired are amortized on a straight-line basis over periods of 10 and 20 years. On an annual basis, the Company reviews the carrying value of the costs exceeding net assets acquired against projections of undiscounted cash flows and, if necessary, records impairment.

Revenue recognition
Computer hardware revenue is recognized upon shipment of the product to the client. Product license revenue is recognized upon shipment to the client provided that no significant vendor obligations remain in connection with the software being licensed and the collectability of the sale is probable in accordance with Statement of Position 91-1 "Accounting for Software Revenue Recognition."

The Company renders services in the areas of implementation and training, consulting to existing clients, and post-contract client support.

Service revenues include post-contract client support, consulting, and training support. Post-contract client support is generally provided under self-renewing maintenance agreements. Revenue on these maintenance agreements is recognized ratably over the contract term. Consulting and training services revenue is recognized in the period the service is rendered.

Sales-type leases
Long-term computer system leases, whereby the Company transfers all the benefits and risks incident to the ownership of the hardware, are recorded as sales-type leases. All other leases have been accounted for as operating leases, which recognize lease revenue as earned over the lives of the leases.

Research and development
The Company expenses research and development costs as incurred.

Software
The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software and of that software developed internally (once technology feasibility is established) associated with coding new applications or modules and enhancing and

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

porting existing applications software are capitalized. Amoritization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. Total amortization of software charged to operations was approximately $1,346,000, $984,000, and $1,035,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Capitalized interest
Interest costs incurred on borrowed funds during the period of software capitalization are capitalized as a component of the costs of software. Interest costs capitalized in 1995 and 1994 amounted to approximately $60,000 and $130,000, respectively.

Income taxes
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This statement supersedes Accounting Principles Board No. 11, "Accounting for Income Taxes," which was used previously by the Company. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $644,000 ($.16 per share) for the year ended December 31, 1993.

Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

Net earnings per share
Net earnings per common share are computed using the weighted average number of common equivalent shares outstanding during the year as calculated under the treasury stock method. Common equivalents include outstanding warrants and options, when dilutive, as well as contingent shares issuable as a result of a business acquisition. The number of contingent shares issuable are determined based upon the difference between the market value of the stock at the end of the year and the guaranteed minimum value of that stock.

New Accounting Standards
Effective January 1, 1995, the Company adopted Statement of Financial Acounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB). The new standards established new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard did not have a material effect on financial position or results of operations of the Company.

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosure in the footnotes of pro forma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS No. 123 is required no later than the Company's year ending December 31, 1996. The disclosure requirements of SFAS No. 123 are effective for financial statements for financial years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its financial statements for its year end December 31, 1996.

B.  Business Acquisitions and Divestitures:

Acquisitions
The Company has consummated the following business combination using the purchase method of accounting during the three years ended December 31, 1995. The Company's consolidated income statements include the operating results of this entity from its respective acquisition date.

                                                       Consideration
                                  -----------------------------------------------------
                                            Stock                Notes
                                            -----               ------
                                                                                            Cost Exceeding
                    Date of                                              Rate/                Net Assets
Company           Acquisition     Cash     Shares     Value     Amount   Term     Total        Acquired
-------           -----------     ----     ------     -----     ------   ----     -----        --------

CommercialWare    August 1993   $140,000   135,000   $455,000      -       -     $595,000      $848,000

The acquisition price of CommercialWare, Inc. (CWI) contemplates a contingent future payment in Company stock or cash (an adjustment to purchase price) based on the future performance of CWI and the market value of the Company's stock. Up to 100,000 additional shares are issuable to the former owners of CWI over the three years ending December 31, 1996, based upon CWI attaining at least 80% of yearly targeted contribution levels. As of December 31, 1995, CWI has not met the targeted contribution level and, therefore, no contingent payments

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were made. In addition, should the Company's stock price be less than $5 per share on December 31, 1997, the Company will pay to the former owners of CWI, at its option in cash or stock, the difference between the existing market price and $5 per share. The payment will be based on the number of shares still owned by the former owners of CWI on that date and would include the 135,000 shares exchanged on the date of the original transaction and any of the 100,000 contingent shares issued. The stock was adjusted to reflect the estimated present value of the market price guarantee at the acquisition date.

In November 1994, the Company completed the acquisition of certain software products of Precedent Technologies Incorporated. The purchase agreement called for an initial payment of $297,000 ($70,000 in cash and $227,000 in short-term notes) and potential contingent consideration of an additional $400,000 over three years, based upon a percentage of the gross revenues received by the Company through the licensing of these software products. As of December 31, 1995 the Company has not exceeded the gross revenues necessary for the payment of additional consideration.

Divestitures
In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000 with a five-year term at 6% interest (discounted value of $272,000 at 10% interest) and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The DMS shares, valued at $334,000 as of December 31, 1995, are recorded at cost and are included under the category of Other Assets on the Balance Sheet, since the investment is intended by management to be of a long-term nature. The note was paid in full during 1995.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

C.  Receivables:

                                              December 31,
                                              ------------
                                         1995              1994
                                         ----              ----
     Trade                           $4,774,530        $4,941,904
     Net investment
       in sales-type leases --
       current portion                   99,906           182,941

     Amounts due from officers
       and employees                    270,982           226,406
                                     ----------        ----------
                                      5,145,418         5,351,251

     Less allowance for
       doubtful accounts                 60,246           122,867
                                     ----------        ----------
                                     $5,085,172        $5,228,384
                                     ==========        ==========

Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

The allowance for doubtful accounts at December 31, 1992 was $297,912. During the three years ending December 31, 1995, the provisions for doubtful accounts were $334,250, $118,016, and $357,161, and write-offs were $256,724, $370,587, and $419,782, respectively.

D.  Sales-type Leasing and Rental Operations:

The Company's leasing and rental operations consist of the leasing and rental of computer systems. The leases are classified as either operating or sales-type leases and expire during the next five years. The Company does not anticipate any residual value on this leased equipment.

Information relating to sales-type leases is as follows:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                     1995            1994
                                     ----            ----
     Minimum lease payments       $182,000        $311,000
     Unearned income               (29,000)        (46,000)
                                  --------        --------
                                  $153,000        $265,000
                                  ========        ========
     Property held for
     sale or lease                $   -           $  6,000
                                  ========        ========

As of December 31, 1995, the minimum lease payments receivable under leases with initial terms of one year or more were approximately as follows:

                                    Sales-type     Operating
     Year ending December 31          Leases        Leases
     -----------------------        ----------     ---------

     1996                             $123,000       $5,000
     1997                               47,000        1,000
     1998                               12,000          -
                                      --------       ------
                                      $182,000       $6,000
                                      ========       ======

E.  Notes Payable, Long-Term Obligations, Commitments, and
    Contingencies:

                                               December 31,
                                               ------------
                                          1995             1994
                                          ----             ----
     Revolving credit note             $1,025,000       $  975,000
                                       ==========       ==========
     Long-term obligations
     Term loans                        $  602,292       $  905,125
     Mortgage notes                     2,390,845        2,470,591
     Equipment loans                        4,554           23,382
     Capital lease obligations            136,374          202,160
     Other                                 12,399           16,687
                                       ----------       ----------
                                        3,146,464        3,617,945
     Less current maturities              439,005          506,040
                                       ----------       ----------
                                       $2,707,459       $3,111,905
                                       ==========       ==========

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The current carrying value of long-term obligations approximate their fair market value.

Revolving credit note
The Company has a revolving credit agreement for $2,350,000 (which cannot exceed 75% of acceptable accounts receivable). The agreement, which extends through June 30, 1996, stipulates interest at prime (8.5% at December 31, 1995), plus 1%. At December 31, 1995, $1,025,000 was outstanding and $1,325,000 was available under the agreement. The weighted average interest rates on outstanding borrowings for the years ended December 31, 1995, 1994, and 1993 were 9.79%, 8.41%, and 7.30%, respectively.

This credit facility, which includes the Company's $650,000 term loan, requires the Company to maintain a stated tangible net worth amount and debt service coverage. Payment of dividends is prohibited under the terms of this agreement. This note is secured by the personal property of the Company.

Term loans
The Company has two term loans outstanding at December 31, 1995. The first is a bank loan for $650,000, dated November 3, 1994, which is due on December 1, 1998, and is payable in monthly installments of $13,542 plus interest at 10%. The loan is secured by the personal property of the Company. The second term loan for $350,000, which was funded through a state agency and dated December 15, 1993, is due October 31, 1996. Monthly interest payments are at prime plus 1-1/2% on the outstanding balance. Monthly principal payments of $11,667 plus interest commenced in May 1994. The loan which is subordinate to the interest of the Company's existing lender, is secured by certain of the Company's assets and is guaranteed by the Company.

Mortgage notes
The Company has three mortgage notes outstanding at December 31, 1995. In September 1993, the Company completed the refinancing of its Corporate Headquarters in Framingham, Massachusetts. The mortgage note, in the original amount of $1,450,000 at 9.125% for 15 years, provides for monthly principal and interest payments of $14,815. A note on a second building acquired in December 1992 requires monthly principal and interest (at 9-1/2%) payments of $5,710 over twenty years. In May 1993, the Company received $507,000 in mortgage financing for the improvement and updating of this facility under a note from the Small Business Administration. The twenty year note with interest at approximately 6.6% calls for monthly principal and interest payments of $4,277. Each of these notes is collateralized by the buildings which they financed.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equipment loans and capital lease obligations
The Company purchases or leases various vehicles and computer equipment under loan and capital lease agreements. The agreements require monthly or quarterly payments of varying amounts and expire through 1999.

Interest paid was approximately $523,000, $505,000, and $371,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through February 1, 1998. Total rent expense charged to operations approximated $356,000, $411,000, and $395,000 in 1995, 1994, and
1993, respectively.

At December 31, 1995, long-term obligations and minimum rental commitments under noncancelable operating and capital leases with initial terms of one year or more are as follows:

                  Capital Leases   Long-Term Obligations   Operating Leases
                  --------------   ---------------------   ----------------
     1996            $ 56,102          $  394,795             $  347,464
     1997              47,857             257,439                317,712
     1998              33,310             252,563                324,066
     1999              24,914             113,070                 27,500
     2000                -                123,413                   -
     Thereafter          -              1,868,810                   -
                     --------          ----------             ----------
                      162,183           3,010,090              1,016,742

     Less
     imputed
     interest          25,809                -                      -
                     --------          ----------             ----------
                     $136,374          $3,010,090             $1,016,742
                     ========          ==========             ==========

Amounts recorded under capital leases included in computer equipment are approximately, $466,000 and $441,000 at December 31, 1995 and 1994, respectively. Accumulated depreciation and amortization was approximately $232,000 and $88,000 at December 31, 1995 and 1994, respectively.

Litigation
The Company is involved in various disputes and legal proceedings. In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Income Taxes:

                                        Years Ended December 31,
                                        ------------------------
                                    1995          1994          1993
                                    ----          ----          ----
     Current:
          Federal                $ 28,000      $  -          $  -
          State                    64,000        28,000         -
     Deferred                     500,000       372,000       210,000
                                 --------      --------      --------
                                 $592,000      $400,000      $210,000
                                 ========      ========      ========

     On a cash basis, income taxes paid in 1995, 1994, and 1993 were approximately $33,700, $73,700, and 194,000, respectively.

     Income taxes are reconciled with the federal statutory rate as follows:

                                       Years Ended December 31,
                                       ------------------------
                                   1995          1994          1993
                                   ----          ----          ----
 Income taxes at statutory
 federal rate                    $357,000      $192,000      $108,000
 State income tax, net of
 federal income tax benefit        66,000        34,000        19,000
 Non-deductible amortization
 of intangibles                    88,000       105,000        81,000
 Other, net                        81,000        69,000         2,000
                                 --------      --------      --------
                                 $592,000      $400,000      $210,000
                                 ========      ========      ========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                    1995            1994
                                                    ----            ----
     Deferred tax liabilities:
        Software development
        deducted for tax, not book               $1,798,000      $1,657,000
        Differences between book
        and tax basis of property                     4,000          73,000
        Other                                        57,000          53,000
                                                 ----------      ----------
                                                  1,859,000       1,783,000
     Deferred tax assets:
          Reserves not currently deductible           -              33,000
          Operating loss carryforwards              866,000       1,244,000
          Tax credit carryforwards                  494,000         494,000
          Other                                      66,000          79,000
                                                 ----------      ----------
                                                  1,426,000       1,850,000
     Net deferred tax asset (liability)            (433,000)         67,000
     Less valuation allowance                      (184,000)       (184,000)
                                                 ----------      ----------
     Net deferred tax liability                  $ (617,000)     $ (117,000)
                                                 ==========      ==========

As a result of applying SFAS No. 109, previously unrecorded tax benefits from operating loss carryforwards and tax credit carryforwards incurred by the Company were recognized at January 1, 1993 as part of the cumulative effect of adopting the statement. The Company increased its valuation allowance in 1993 to reflect purchased net operating losses that may not be realized.

The Company has available operating loss carryforwards primarily for Federal purposes of $2,131,000 at December 31, 1995, that expire through 2009, some of which are losses of purchased subsidiaries and whose use is limited.

G.  Capital Transactions:

Approximately $343,000 of the balance in treasury stock represents the Company's 50% investment in a partnership which consists of shares of its own common stock. The Chief Executive Officer and the President hold the remaining 50% of the investment.

In June 1993, a former officer of the Company exercised options for 23,500 shares in exchange for a note for $33,840 at 6% interest. Subsequent to this transaction, the officer resigned. Pursuant to the officer's resignation, the Company received 31,929 shares (which the

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

officer already owned outright), in payment for this note and a $40,000 note issued under a prior stock purchase agreement. The notes plus accrued interest totaled $95,786. The shares received were recorded as treasury stock at the then current market value of $3.00. In September 1993, the Company received 55,405 and 40,714 shares from the Chairman and President of the Company, respectively, as consideration for notes, accrued interest and advances due the Company totaling $171,755 and $126,214, respectively. The shares received were recorded as treasury stock at the then current market value of $3.10 per share.

During 1993 the Company utilized treasury shares to satisfy stock option exercises, stock awards, and acquisition consideration. In instances where the cost basis of the treasury stock was greater than the transaction price, retained earnings was charged.

Stock options
The Company has stock option plans which provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 680,000 shares of common stock at a price not less than fair market value on the date the option is granted.

                        Incentive stock options    Nonqualified options
                        -----------------------    --------------------
                           Number       Price        Number     Price
                          of shares   per share    of shares  per share
                          ---------   ---------    ---------  ---------
BALANCE,
January 1, 1993            159,158   $ .89-8.00     105,000   $ .89-1.75
     Granted                49,243    1.44-2.63     240,000    1.44-2.69
     Exercised             (43,769)    .89-1.44        -           -
     Canceled              (63,839)    .89-8.00     (55,000)         .89
                           -------   ----------     -------   ----------
BALANCE,
December 31, 1993          100,793     .89-2.63     290,000     .89-2.69
     Granted                 9,050     .88-1.57        -           -
     Canceled               (4,607)    .88-2.63        -           -
                           -------   ----------     -------   ----------
BALANCE,
December 31, 1994          105,236     .88-2.63     290,000     .89-2.69
     Granted                 8,150     .92-1.07        -           -
     Exercised                 (48)         .89        -           -
     Canceled              (16,152)    .88-2.63        -           -
                           -------   ----------     -------   ----------
BALANCE,
December 31, 1995           97,186   $ .88-2.63     290,000   $ .89-2.69
                           =======   ==========     =======   ==========

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 1995, options for 353,438 shares are exercisable at an average exercise price of $1.45 per share.

The Chairman and President of the Company have additional nonqualified options outstanding to purchase an aggregate of 220,000 shares at $.89 per share. These options are fully vested but can be used only to purchase unregistered stock.

Common stock reserved
At December 31, 1995, the Company has reserved 1,126,575 shares of its common stock for incentive and nonqualified stock options.

H.  Employee Benefit Plan:
The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 1995 and 1993 were approximately $63,000 and $59,000, respectively. The Company did not make a contribution to the plan in 1994.

I.  Transactions with Major Suppliers:
In 1995 and 1994, the Company purchased a significant amount of hardware from two suppliers totaling $6,129,000 and $5,667,000, respectively. Previously, in 1993 the Company had purchases from one supplier totaling approximately $4,061,000.

J.  Major Customers:
Sales to one customer, a United States governmental agency, were approximately $4,292,000 in 1993. Transactions with this customer for 1995 and 1994 were not significant.