Form 10-K/A
period 1995-12-31
ASA INTERNATIONAL LTD
filed 1996-04-02
CIK 793961

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KA
                              (Amendment No. 1)


               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number:
December 31, 1995                                0-14741
- -------------------------                        ----------------------

                            ASA INTERNATIONAL LTD
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    02-0398205
- -------------------------------                   --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   10 Speen Street, Framingham, MA                       01701
- -----------------------------------------              ----------
 (address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (508) 626-2727
- ------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
- ----------------------------------------------------------
Title of each class                                Name of each exchange
- -------------------                                on which registered
                                                   ---------------------
None                                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
- -----------------------------------------------------------
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

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

                                     PART IV

ITEM 14.

(b)      Exhibit.
         --------
         The following exhibit is filed with Form 10-KA (Amendment No. 1):

23 Consent of BDO Seidman, LLP, independent certified public accountants.

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
Name                            Capacity                 Date
- ----                            --------                 ----
/s/ Alfred C. Angelone          Director, Chief          April 1, 1996
- --------------------------      Executive Officer
Alfred C. Angelone              and Treasurer
                                (principal executive
                                officer and principal
                                accounting officer)


/s/ Christopher J. Crane        Director                 April 1, 1996
- --------------------------
Christopher J. Crane


/s/ James P. O'Halloran         Director                 April 1, 1996
- --------------------------
James P. O'Halloran


/s/ Gordon J. Rollert           Director                 April 1, 1996
- --------------------------
Gordon J. Rollert

/s/ William A. Kulok            Director                 April 1, 1996
- --------------------------
William A. Kulok
