Form 10-Q
period 1996-03-31
ASA INTERNATIONAL LTD
filed 1996-05-14
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1996                Commission File Number: O-14741
                   --------------                                        -------


                             ASA International Ltd.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          Delaware                                         02-0398205
- - --------------------------------                 -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)



    10 Speen Street, Framingham, MA                              01701
- - ----------------------------------------                 -----------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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

       X
Yes: -----     No: -----


     As of March 31, 1996, there were 3,787,517 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    March 31,       December 31,
                                                      1996              1995
                                                      ----              ----
                                                   (Unaudited)
             ASSETS



CURRENT ASSETS:

  Cash and cash equivalents                        $    93,601       $   404,026
  Receivables - net                                  6,394,482         5,085,172
  Computer hardware held for resale                    223,203           238,624
  Other current assets                                 676,507           748,221
                                                   -----------       -----------

TOTAL CURRENT ASSETS                                 7,387,793         6,476,043

PROPERTY AND EQUIPMENT (less
  depreciation of $4,739,582 and
  $4,612,375, respectively)                          4,638,968         4,705,105

SOFTWARE (less amortization of
  $8,093,015 and $7,689,103,
  respectively)                                      6,099,196         6,193,625

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,427,470
  and $1,362,750, respectively)                      1,472,953         1,537,673

OTHER ASSETS                                           624,770           602,755
                                                   -----------       -----------

                                                   $20,223,680       $19,515,201
                                                   ===========       ===========



See notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    March 31,       December 31,
                                                      1996              1995
                                                      ----              ----
                                                   (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Revolving credit and bank note                   $ 1,700,000       $ 1,025,000
  Accounts payable                                   1,875,555         1,157,573
  Accrued expenses                                   1,813,015         2,292,514
  Other current liabilities                          1,482,669         1,606,063
                                                   -----------       -----------

TOTAL CURRENT LIABILITIES                            6,871,239         6,081,150

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                         2,634,209         2,707,459

DEFERRED TAXES                                         617,000           617,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                          39,173            39,173
  Additional paid-in capital                         7,681,675         7,681,675
  Retained earnings                                  2,800,826         2,809,186
                                                   -----------       -----------
                                                    10,521,674        10,530,034

Less:  treasury stock, at cost                         420,442           420,442
                                                   -----------       -----------
                                                    10,101,232        10,109,592
                                                   -----------       -----------

                                                   $20,223,680       $19,515,201
                                                   ===========       ===========



See notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                       Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                     1996             1995
                                                     ----             ----
                                                          (Unaudited)
REVENUE
  Computer and add-on hardware                    $1,273,254       $1,114,115
  Services                                         4,684,531        4,140,881
  Product licenses                                   766,877        1,253,890
                                                  ----------       ----------
NET REVENUE                                        6,724,662        6,508,886

COST OF REVENUE
  Computer and add-on hardware                     1,045,208          863,972
  Services                                         3,054,509        2,721,138
  Product licenses and development                   826,227          691,357
                                                  ----------       ----------
TOTAL COST OF REVENUE                              4,925,944        4,276,467

EXPENSES
  Marketing and sales                                845,824        1,076,088
  General and administrative                         772,463          844,365
  Amortization of goodwill                            64,720           65,553
                                                  ----------       ----------
TOTAL EXPENSES                                     1,683,007        1,986,006

EARNINGS FROM OPERATIONS                             115,711          246,413

INTEREST EXPENSE - NET                              (124,071)        (107,209)
                                                  ----------       ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                   (8,360)         139,204

INCOME TAXES                                              --           98,000
                                                  ----------       ----------
NET EARNINGS (LOSS)                               $   (8,360)      $   41,204
                                                  ==========       ==========

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                    $    (.002)      $      .01
                                                  ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING             4,125,565        4,387,467
                                                  ==========       ==========



See notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                              $    (8,360)       $  41,204
  Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
      Depreciation and amortization                    595,839          555,077
      Changes in assets and liabilities             (1,092,636)         116,196

                                                   -----------        ---------
           Total adjustments                          (496,797)         671,273
                                                   -----------        ---------
  Net cash provided by (used for)
    operating activities                              (505,157)         712,477

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (61,070)          (8,434)
  Additions to software                               (309,483)        (194,346)
  Reduction of sales-type leases                        28,834           93,161
  Other assets                                         (30,645)         (83,146)
                                                   -----------        ---------
  Net cash used for investing
    activities                                        (372,364)        (192,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank and other notes                     675,000           50,000
  Reduction in long-term debt                         (107,904)        (203,994)
                                                   -----------        ---------
  Net cash provided by (used for)
    financing activities                               567,096         (153,994)
                                                   -----------        ---------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                             (310,425)         365,718
  Balance, beginning of year                           404,026           10,381
                                                   -----------        ---------
  Balance, end of period                           $    93,601        $ 376,099
                                                   ===========        =========



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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1996 and March 31, 1995, respectively.

The results disclosed in the Condensed Consolidated Income Statement for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

                                 Item 2


       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



                           Results of Operations

                           First Quarter of 1996
                                compared to
                           First Quarter of 1995



                                               (000's omitted)
                               ------------------         ----------------------
                                    Revenue                Increase/(Decrease)
                               ------------------         ----------------------
                               1996          1995         Amount      Percentage
                               ----          ----         ------      ----------
Computer and add-on
  hardware                    $1,273        $1,114        $ 159          14%
Services                       4,685         4,141          544          13%
Product licenses                 767         1,254         (487)        (39%)
                              ------        ------        -----         ---
  Net revenue                 $6,725        $6,509        $ 216           3%
                              ======        ======        =====         ===
Revenue net of
  hardware costs              $5,679        $5,645        $  34           1%
                              ======        ======        =====         ===



The increase of approximately $159,000 in computer and add-on hardware revenue for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from increases in revenue from the legal and direct marketing systems product lines, partially offset by decreases in revenue for the other Company product lines.

Hardware margins decreased to approximately 18% in the first quarter of 1996, from approximately 22% in the same period in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Revenue from services increased by approximately $544,000 or 13%. Gross margin from services increased to approximately 35% from 34% of revenue from services. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

                                     Item 2

                                  - continued -



Product license revenues decreased by approximately $487,000 or 39% in the first quarter of 1996 compared to the same period in 1995. The change was a result of decreases from the electronic time recording and international trade systems product lines, partially offset by increases from the tire, legal, and direct marketing systems product lines.

Revenue net of hardware costs remained the same for the three months ended March 31, 1996, compared to the same period in the prior year. Revenue net of hardware cost increased in the electronic time recording, tire, and direct marketing systems product lines while revenue net of hardware cost decreased for the international trade and legal systems product lines.

Marketing and sales expenses decreased by approximately $230,000 or 21%. General and administrative expenses decreased by approximately $70,000 or 9%, compared to the first quarter of 1995. These changes reflect the continuing effort by the Company to balance revenue and costs. The cost reductions included severing specific employees, not replacing employees as they left voluntarily, delaying hiring decisions previously budgeted, combining functions, and hiring temporary employees as opposed to full-time employees (thus reducing employee benefit costs).

Pretax earnings from operations were approximately $116,000 for the first quarter of 1996, compared to pretax earnings from operations of approximately $246,000 for the first quarter of 1995. The decrease in earnings resulted from a decrease in contribution from the electronic time recording, international trade, and direct marketing systems product lines, partially offset by increases in contribution from the tire and legal systems product lines.

Net loss for the first quarter of 1996 was approximately $8,000, as compared to net earnings of approximately $41,000 for the first quarter of 1995. The change resulted from a decrease in earnings from operations of approximately $130,000, along with an increase in net interest expense of approximately $17,000, partially offset by a decrease in income tax expense of approximately $98,000.

                         Liquidity and Capital Resources




The Company had total cash and cash equivalents at March 31, 1996 of approximately $94,000, a decrease of approximately $310,000 from December 31, 1995. The Company and its subsidiaries currently have a maximum line of credit totaling $2,350,000, of which $650,000 was available at March 31, 1996. This line is scheduled to expire in June 1996. The Company expects to negotiate a renewal on approximately the same terms.

Over the past two years, the Company has expended signficant working capital on the development of a new generation of software products. The level of these expenditures has increased in the current period over the first quarter of 1995. As rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development from its cash from operations.

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



                                             ASA International Ltd.
                                          ------------------------------
                                                  (Registrant)



  5/13/96                                  /s/ Alfred C. Angelone
- - ------------                              ------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer



  5/13/96                                  /s/ Terrence C. McCarthy
- - ------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Controller