Form 10-Q
period 1996-06-30
ASA INTERNATIONAL LTD
filed 1996-08-12
CIK 793961

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               Form 10-Q



               Quarterly Report under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1996        Commission File Number: O-14741
                   -------------                                -------


                         ASA International Ltd.

       -----------------------------------------------------------
         (Exact name of Registrant as specified in its Charter)



          Delaware                                 02-0398205
- --------------------------------         -------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)



    10 Speen Street, Framingham, MA                      01701
- ----------------------------------------         -----------------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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

       X
Yes: -----     No: -----


     As of June 30, 1996, there were 3,854,121 shares of Common Stock of the Registrant outstanding.

                               PART I

                               Item 1

               ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS



                                              June 30,      December 31,
                                                1996            1995
                                            ------------    ------------
                                             (Unaudited)


             ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                  $   464,078    $   404,026
  Receivables - net                            5,064,323      5,085,172
  Computer hardware held for resale              199,606        238,624
  Other current assets                           877,308        748,221
                                             -----------    -----------

TOTAL CURRENT ASSETS                           6,605,315      6,476,043

PROPERTY AND EQUIPMENT (less
  depreciation of $4,869,671 and
  $4,612,375, respectively)                    4,699,071      4,705,105

SOFTWARE (less amortization of
  $8,567,974 and $7,689,103,
  respectively)                                5,972,119      6,193,625

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,492,187
  and $1,362,750, respectively)                1,408,233      1,537,673

OTHER ASSETS                                     617,006        602,755
                                             -----------    -----------

                                             $19,301,744    $19,515,201
                                             ===========    ===========

See notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                              June 30,      December 31,
                                                1996           1995
                                            ------------    ------------
                                             (Unaudited)


   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Revolving credit and bank note             $ 1,575,000     $ 1,025,000
  Accounts payable                             1,865,270       1,157,573
  Accrued expenses                             1,483,422       2,292,514
  Other current liabilities                    1,299,406       1,606,063
                                             -----------     -----------

TOTAL CURRENT LIABILITIES                      6,223,098       6,081,150

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                   2,560,168       2,707,459

DEFERRED TAXES                                   617,000         617,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                    39,839          39,173
  Additional paid-in capital                   7,742,956       7,681,675
  Retained earnings                            2,539,125       2,809,186
                                             -----------     -----------
                                              10,321,920      10,530,034
Less:  treasury stock, at cost                   420,442         420,442
                                             -----------     -----------
                                               9,901,478      10,109,592
                                             -----------     -----------

                                             $19,301,744     $19,515,201
                                             ===========     ===========

See notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                Three Months Ended
                                                     June 30,
                                            ----------------------------
                                                1996           1995
                                            ----------------------------
                                                    (Unaudited)
REVENUE
  Computer and add-on hardware               $  810,845      $2,732,919
  Services                                    3,668,822       4,095,822
  Product licenses                            1,143,996       1,504,817
                                             ----------      ----------
NET REVENUE                                   5,623,663       8,333,558

COST OF REVENUE
  Computer and add-on hardware                  726,568       2,369,445
  Services                                    2,286,473       2,621,334
  Product licenses and development              813,376         788,410
                                             ----------      ----------
TOTAL COST OF REVENUE                         3,826,417       5,779,189

EXPENSES
  Marketing and sales                           928,746       1,144,630
  General and administrative                    953,131         854,422
  Amortization of goodwill                       64,718          63,887
                                             ----------      ----------
TOTAL EXPENSES                                1,946,595       2,062,939

EARNINGS (LOSS) FROM OPERATIONS                (149,349)        491,430

INTEREST EXPENSE - NET                         (112,352)       (135,575)
                                             ----------      ----------
EARNINGS (LOSS) BEFORE INCOME TAXES            (261,701)        355,855

INCOME TAXES                                          -         252,000
                                             ----------      ----------
NET EARNINGS (LOSS)                          $ (261,701)     $  103,855
                                             ==========      ==========

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                               $     (.06)     $      .02
                                             ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,287,199       4,222,620
                                             ==========      ==========

See notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                 Six Months Ended
                                                     June 30,
                                            ----------------------------
                                                1996           1995
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Computer and add-on hardware              $ 2,084,099     $ 3,847,034
  Services                                    8,353,353       8,236,703
  Product licenses                            1,910,875       2,758,707
                                            -----------     -----------
NET REVENUE                                  12,348,327      14,842,444

COST OF REVENUE
  Computer and add-on hardware                1,771,776       3,233,417
  Services                                    5,340,983       5,342,473
  Product licenses and development            1,639,604       1,479,767
                                            -----------     -----------
TOTAL COST OF REVENUE                         8,752,363      10,055,657

EXPENSES
  Marketing and sales                         1,774,570       2,220,718
  General and administrative                  1,725,593       1,698,787
  Amortization of goodwill                      129,439         129,440
                                            -----------     -----------
TOTAL EXPENSES                                3,629,602       4,048,945

EARNINGS (LOSS) FROM OPERATIONS                 (33,638)        737,842

INTEREST EXPENSE - NET                         (236,423)       (242,784)
                                            -----------     -----------
EARNINGS (LOSS) BEFORE INCOME TAXES            (270,061)        495,058

INCOME TAXES                                          -         350,000
                                            -----------     -----------
NET EARNINGS (LOSS)                         $  (270,061)    $   145,058
                                            ===========     ===========

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                              $      (.06)     $      .03
                                            ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        4,198,337       4,213,901
                                            ===========     ===========

See notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                                     March 31,
                                            ----------------------------
                                                1996           1995
                                            ----------------------------
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                        $ (270,061)     $  145,058
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization           1,204,718       1,110,502
      Changes in assets and liabilities        (440,971)       (297,890)
                                             ----------      ----------
           Total adjustments                    763,747         812,612
                                             ----------      ----------
  Net cash provided by
    operating activities                        493,686         957,670

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (248,004)       (154,914)
  Additions to software                        (599,733)       (638,098)
  Reduction of sales-type leases                 59,678          83,990
  Other assets                                  (31,910)          5,000
                                             ----------      ----------
  Net cash used for investing
    activities                                 (819,969)       (704,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank and other notes              550,000         225,000
  Reduction in long-term debt                  (225,612)       (271,033)
  Issuance of common stock                       61,947               -
                                             ----------      ----------
  Net cash provided by (used for)
    financing activities                        386,335         (46,033)
                                             ----------      ----------
CASH AND CASH EQUIVALENTS:
  Net increase                                   60,052         207,615
  Balance, beginning of year                    404,026          10,381
                                             ----------      ----------
  Balance, end of period                     $  464,078      $  217,996
                                             ==========      ==========

See notes to Condensed Consolidated Financial Statements.

                  ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements


                               (Unaudited)




Note 1 - Basis of Presentation
- ------------------------------

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the six months ended June 30, 1996 and June 30, 1995, respectively.

The results disclosed in the Condensed Consolidated Income Statement for the six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

                                 Item 2


       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
       -----------------------------------------------------------

                           Results of Operations

                           Second Quarter of 1996
                                compared to
                           Second Quarter of 1995


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1996       1995       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                 $  811     $2,733     $(1,922)      (70)%
Services                    3,669      4,096        (427)      (10)%
Product licenses            1,144      1,505        (361)      (24)%
                           ------     ------     -------        --
  Net revenue              $5,624     $8,334     $(2,710)      (33)%
                           ======     ======     =======        ==
Revenue net of
  hardware costs           $4,897     $5,964     $(1,067)      (18)%
                           ======     ======     =======        ==

The decrease of approximately $1,922,000 in computer and add-on hardware revenue for the second quarter of 1996, compared to the second quarter of 1995, resulted from decreases in hardware revenue from all Company product lines.

Hardware margins decreased to approximately 10% in the second quarter of 1996, from approximately 13% in the same period in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Revenue from services decreased by approximately $427,000 or 10%. Gross margin from services increased to approximately 38% from 36% of revenue from services. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

                              Item 2

                           - continued -



Product license revenues decreased by approximately $361,000 or 24% in the second quarter of 1996 compared to the same period in 1995. The change was a result of decreases from the electronic time recording and international trade systems product lines, partially offset by increases from the tire, legal, and direct marketing systems product lines.

Revenue net of hardware costs decreased by approximately $1,067,000 or 18% for the three months ended June 30, 1996, compared to the same period in the prior year. Revenue net of hardware costs increased in the tire and direct marketing systems product lines while revenue net of hardware costs decreased for the international trade, electronic time recording, and legal systems product lines.

Marketing and sales expenses decreased by approximately $216,000 or 19%. This change primarily reflects sales staffing decreases due to turnover and reduced commission expenses for the electronic time recording product line. Commission expenses decreased as a result of the lower level of revenue for this product line in the three months ended June 30, 1996, when compared to the same period in 1995. General and administrative expenses increased by approximately $99,000 or 12%, compared to the second quarter of 1995. The change is a result of increases in property taxes for Company-owned facilities and increased expense for computer equipment rental and maintenance for the catalog direct marketing systems product line.

Pretax loss from operations was approximately $149,000 for the second quarter of 1996, compared to pretax earnings from operations of approximately $491,000 for the second quarter of 1995. The decrease in earnings resulted from a decrease in contribution from the electronic time recording and direct marketing systems product lines, partially offset by increases in contribution from the international trade, tire, and legal systems product lines.

Net loss for the second quarter of 1996 was approximately $262,000, as compared to net earnings of approximately $104,000 for the second quarter of 1995. The change resulted from a decrease in earnings from operations of approximately $641,000, partially offset by a decrease in net interest and income tax expense of approximately $23,000 and $252,000, respectively.

                                 Item 2

                               - continued -


                       Six Months Ended June 30, 1996
                                compared to
                       Six Months Ended June 30, 1995


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1996       1995       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                $ 2,084    $ 3,847     $(1,763)      (46)%
Services                    8,353      8,236         117         1 %
Product licenses            1,911      2,759        (848)      (31)%
                          -------    -------     -------        --
  Net revenue             $12,348    $14,842     $(2,494)      (17)%
                          =======    =======     =======        ==
Revenue net of
  hardware costs          $10,576    $11,609     $(1,033)       (9)%
                          =======    =======     =======        ==


The decrease of approximately $1,763,000 in computer and add-on hardware revenue for the first six months of 1996, compared to the first six months of 1995, resulted primarily from decreases in hardware revenue from all Company product lines.

Hardware margins decreased to approximately 15% in the first six months of 1996, from approximately 16% in the same period in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

Revenue from services remained approximately the same as the prior year. Service revenue increases for the electronic time recording, tire, and direct marketing systems product lines were offset by revenue decreases in the international trade and legal systems product lines. Gross margin from services increased to approximately 36% from 35%. The Company's revenue and margin from services fluctuate from period to period due to its existing mix of contracts and projects.

                              Item 2

                           - continued -




Product license revenue decreased by approximately $848,000 or 31% in the first six months of 1996 compared to the same period in 1995. The change was a result of revenue decreases from the international trade systems and electronic time recording product lines, partially offset by increases from the tire, legal, and direct marketing systems product lines.

Revenue net of hardware cost decreased by approximately $1,033,000 or 9%, in the six months ended June 30, 1996 compared to the same period in the prior year. Revenue net of hardware costs increased in the tire and direct marketing systems product lines, while revenue net of hardware costs decreased for the electronic time recording, international trade, and legal systems product lines.

Marketing and sales expenses decreased by approximately $446,000 or 20%.
This change primarily reflects sales staffing decreases due to turnover and reduced commission expenses for the electronic time recording product line. Commission expenses decreased as a result of the lower level of revenue for this product line in the six months ended June 30, 1996, when compared to the same period in 1995. General and administrative expenses increased by approximately $27,000 or 2%, compared to the first six months of 1995.

Pretax loss from operations was approximately $34,000 for the first six months of 1996, compared to earnings from operations of approximately $738,000 for the first six months of 1995. The decrease in earnings resulted from a decrease in contribution from the Company's electronic time recording and direct marketing systems product lines. This decrease was partially offset by increases in contribution from the Company's tire and legal systems product lines.

Net loss for the six months ended June 30, 1996 was approximately $270,000, as compared to net earnings of approximately $145,000 for the comparable period in 1995. The change resulted from a decrease in earnings from operations of approximately $771,000, which was partially offset by a decrease in net interest expense of approximately $6,000 and a decrease in income tax expense of approximately $350,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                  Liquidity and Capital Resources




The Company had total cash and cash equivalents at June 30, 1996 of approximately $464,000, an increase of approximately $6,000 from December 31, 1995. The Company and its subsidiaries currently have a maximum line of credit totaling $2,350,000, of which approximately $109,000 was available at June 30, 1996. This line was renewed through June 1997 under the same terms.

Over the past two years, the Company has expended signficant working capital on the development of a new generation of software products. The level of these expenditures decreased by approximately $41,000 or 7% in the first six months of 1996 compared to the same period in 1995. As rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development from its cash from operations.

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

                              PART II


                         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ----------------------------------------------------

        On May 10, 1996, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

        1. To elect five (5) members to the Board of Directors. Nominees for Director were: (a) Alfred C. Angelone; (b) Christopher J. Crane; (c) William
A. Kulok; (d) James P. O'Halloran; and (e) Gordon J. Rollert; and

        2. To ratify and confirm the appointment of BDO Seidman, LLP as the independent accountants for the Company for the fiscal year ending December 31, 1996 ("Proposal No. 2").

        Of the 3,916,662 shares of the Company's Common Stock of record as of March 22, 1996 able to be voted at the Annual Meeting, a total of 3,144,083 shares were voted, or approximately 80.27% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote totals as follows:


                                                    Shares
                                      Shares        Voting         Shares
Proposal                            Voting For      Against      Abstaining
- --------                            ----------      -------      ----------
     Proposal No. 1
     --------------
(a) Alfred C. Angelone              3,088,395        4,093          51,595

(b) Christopher J. Crane            3,088,395        4,173          51,515

(c) William A. Kulok                3,118,895        4,173          21,015

(d) James P. O'Halloran             3,128,393        4,173          11,517

(e) Gordon J. Rollert               3,128,595        4,173          11,315

     Proposal No. 2                 3,090,125       41,204          12,754
     --------------


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



                                              ASA International Ltd.
                                          ------------------------------
                                                   (Registrant)




  8/09/96                                  /s/ Alfred C. Angelone
- ------------                              ------------------------------
  (Date)                                         (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





  8/09/96                                  /s/ Terrence C. McCarthy
- ------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Controller