Form 10-Q
period 1996-09-30
ASA INTERNATIONAL LTD
filed 1996-11-14
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1996    Commission File Number: O-14741
                   ------------------                            -------


                             ASA International Ltd.

           -----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          Delaware                                         02-0398205
--------------------------------                 -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)



    10 Speen Street, Framingham, MA                              01701
----------------------------------------                 -----------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes:   X     No:
     -----       -----


     As of September 30, 1996, there were 3,854,119 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   -----------
                                                     (Unaudited)
          ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                          $   442,916    $   404,026
  Receivables - net                                    4,840,632      5,085,172
  Computer hardware held for resale                       98,599        238,624
  Other current assets                                   914,843        748,221
                                                     -----------    -----------

TOTAL CURRENT ASSETS                                   6,296,990      6,476,043

PROPERTY AND EQUIPMENT (less
  depreciation of $4,945,194 and
  $4,612,375, respectively)                            4,626,181      4,705,105

SOFTWARE (less amortization of
  $8,978,593 and $7,689,103,
  respectively)                                        5,811,079      6,193,625

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,556,910
  and $1,362,750, respectively)                        1,343,513      1,537,673

OTHER ASSETS                                             606,634        602,755
                                                     -----------    -----------

                                                     $18,684,397    $19,515,201
                                                     ===========    ===========

See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   September 30,   December 31,
                                                       1996            1995
                                                   -------------   ------------
                                                   (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Revolving credit and bank note                    $ 1,125,000    $ 1,025,000
  Accounts payable                                    1,413,541      1,157,573
  Accrued expenses                                    1,843,565      2,292,514
  Other current liabilities                           1,184,636      1,606,063
                                                    -----------    -----------

TOTAL CURRENT LIABILITIES                             5,566,742      6,081,150

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                          2,519,543      2,707,459

DEFERRED TAXES                                          617,000        617,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                           39,839         39,173
  Additional paid-in capital                          7,742,952      7,681,675
  Retained earnings                                   2,618,763      2,809,186
                                                    -----------    -----------
                                                     10,401,554     10,530,034
Less: treasury stock, at cost                           420,442        420,442
                                                    -----------    -----------
                                                      9,981,112     10,109,592
                                                    -----------    -----------

                                                    $18,684,397    $19,515,201
                                                    ===========    ===========

See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1996            1995
                                                     --------------------------
                                                            (Unaudited)
REVENUE
  Computer and add-on hardware                       $1,104,993      $2,237,548
  Services                                            3,528,164       4,252,568
  Product licenses                                    1,840,090       1,406,793
                                                     ----------      ----------
NET REVENUE                                           6,473,247       7,896,909

COST OF REVENUE
  Computer and add-on hardware                          848,508       1,876,157
  Services                                            2,318,764       2,964,142
  Product licenses and development                      899,324         724,833
                                                     ----------      ----------
TOTAL COST OF REVENUE                                 4,066,596       5,565,132

EXPENSES
  Marketing and sales                                 1,200,382       1,045,729
  General and administrative                            974,326         818,274
  Amortization of goodwill                               64,763          67,220
                                                     ----------      ----------
TOTAL EXPENSES                                        2,239,471       1,931,223

EARNINGS FROM OPERATIONS                                167,180         400,554

INTEREST EXPENSE - NET                                   87,542         124,279
                                                     ----------      ----------
EARNINGS BEFORE INCOME TAXES                             79,638         276,275

INCOME TAXES                                                 --         195,000
                                                     ----------      ----------
NET EARNINGS                                         $   79,638      $   81,275
                                                     ==========      ==========

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE:
  NET EARNINGS                                       $      .02      $      .02
                                                     ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                4,333,398       4,325,287
                                                     ==========      ==========

See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       Nine Months Ended
                                                          September 30,
                                                  ----------------------------
                                                      1996            1995
                                                  ----------------------------
                                                          (Unaudited)
REVENUE
  Computer and add-on hardware                    $ 3,189,092     $ 6,084,582
  Services                                         11,881,517      12,489,271
  Product licenses                                  3,750,965       4,165,500
                                                  -----------     -----------
NET REVENUE                                        18,821,574      22,739,353

COST OF REVENUE
  Computer and add-on hardware                      2,620,284       5,109,574
  Services                                          7,659,746       8,306,607
  Product licenses and development                  2,538,927       2,204,600
                                                  -----------     -----------
TOTAL COST OF REVENUE                              12,818,957      15,620,781

EXPENSES
  Marketing and sales                               2,974,953       3,266,447
  General and administrative                        2,699,920       2,517,061
  Amortization of goodwill                            194,201         196,660
                                                  -----------     -----------
TOTAL EXPENSES                                      5,869,074       5,980,168

EARNINGS FROM OPERATIONS                              133,543       1,138,404

INTEREST EXPENSE - NET                                323,966         367,063
                                                  -----------     -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                  (190,423)        771,341

INCOME TAXES                                             -            545,000
                                                  -----------     -----------
NET EARNINGS (LOSS)                               $  (190,423)    $   226,341
                                                  ===========     ===========

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                          ($.04)           $.05
                                                  ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING              4,365,663       4,202,985
                                                  ===========     ===========

See notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       1996            1995
                                                    ---------------------------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                               $  (190,423)    $   226,341
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                   1,766,338       1,634,543
      Changes in assets and liabilities                (306,547)     (1,018,276)
                                                    -----------     -----------
           Total adjustments                          1,459,791         616,267
                                                    -----------     -----------
  Net cash provided by operating
    activities                                        1,269,368         842,608

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (253,895)       (269,929)
  Additions to software                                (849,313)       (821,998)
  Reduction of sales-type leases                         78,710         140,998
  Other assets                                          (36,894)          7,500
                                                    -----------     -----------
  Net cash used for investing
    activities                                       (1,061,392)       (943,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank and other notes                      100,000         500,000
  Reduction in long-term debt                          (331,033)       (386,287)
  Issuance of common stock                               61,947              --
                                                    -----------     -----------

  Net cash provided by (used for)
    financing activities                               (169,086)        113,713
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS:
  Net increase                                           38,890          12,892
  Balance, beginning of year                            404,026          10,381
                                                    -----------     -----------
  Balance, end of period                            $   442,916     $    23,273
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the nine months ended September 30, 1996 and September 30, 1995, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

                                     Item 2


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
           -----------------------------------------------------------

In addition to the historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding revenues, gross margins, future marketing efforts and potential acquisitions. Such statements involve a number of risks and uncertainties, including but not limited to those discussed below and those identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances arising after the date hereof.

                              Results of Operations

                              Third Quarter of 1996
                                   compared to
                              Third Quarter of 1995
                                                 (000's omitted)
                                    -----------------     ----------------------
                                         Revenue            Increase/(Decrease)
                                    -----------------     ----------------------
                                     1996       1995      Amount      Percentage
                                     ----       ----      ------      ----------
Computer and add-on hardware        $1,105     $2,238     $(1,133)       (51)%
Services                             3,528      4,252        (724)       (17)%
Product licenses                     1,840      1,407         433         31 %
                                    ------     ------     -------        ---
  Net revenue                       $6,473     $7,897     $(1,424)       (18)%
                                    ======     ======     =======        ===
Revenue net of hardware costs       $5,624     $6,021     $  (397)        (7)%
                                    ======     ======     =======        ===

The decrease of approximately $1,133,000 in computer and add-on hardware revenue for the third quarter of 1996, compared to the third quarter of 1995, resulted from decreases in hardware revenue from the electronic time recording and the direct marketing systems product lines. This decrease was partially offset by increases in computer and add-on hardware revenue from the international trade, tire, and legal systems product lines.

Hardware margins increased to approximately 23% in the third quarter of 1996, from approximately 16% in the same period in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical downward trend in hardware revenue and margins.

                                     Item 2

                                  - continued -

Revenue from services decreased by approximately $724,000 or 17%. Gross margin from services increased to approximately 34% from 30% of revenue from services. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product license revenues increased by approximately $433,000 or 31% in the third quarter of 1996 compared to the same period in 1995. The change was a result of increases from all company product lines except legal systems.

Revenue net of hardware costs decreased by approximately $397,000 or 7% for the three months ended September 30, 1996, compared to the same period in the prior year. Revenue net of hardware costs increased in the international trade, tire, and direct marketing systems product lines while revenue net of hardware costs decreased for the electronic time recording and legal systems product lines.

Marketing and sales expenses increased by approximately $155,000 or 15%. This change primarily reflects increases in sales staffing and increased commission expenses for the international trade, tire, and direct marketing systems product lines. Commission expenses increased as a result of the higher level of revenue net of hardware costs for these product lines in the three months ended September 30, 1996, when compared to the same period in 1995. General and administrative expenses increased by approximately $156,000 or 19%, compared to the third quarter of 1995. The change is a result of increases in maintenance expenses and property taxes for Company-owned facilities and increased expense for computer equipment rental and maintenance for the direct marketing systems product line.

Pretax income from operations was approximately $167,000 for the third quarter of 1996, compared to pretax earnings from operations of approximately $401,000 for the third quarter of 1995. The decrease in earnings resulted from a decrease in contribution from the electronic time recording and legal systems product lines, partially offset by increases in contribution from the international trade, tire, and direct marketing systems product lines.

Net earnings for the third quarter of 1996 were approximately $80,000, as compared to net earnings of approximately $81,000 for the third quarter of 1995. The change resulted from a decrease in earnings from operations of approximately $233,000, partially offset by a decrease in net interest and income tax expense of approximately $37,000 and $195,000, respectively.

                                     Item 2

                                  - continued -


                      Nine Months Ended September 30, 1996
                                   compared to
                      Nine Months Ended September 30, 1995
                                               (000's omitted)
                                   ----------------     ----------------------
                                       Revenue            Increase/(Decrease)
                                   ----------------     ----------------------
                                   1996       1995       Amount     Percentage
                                   ----       ----       ------     ----------
Computer and add-on hardware     $ 3,189    $ 6,085     $(2,896)       (48)%
Services                          11,882     12,489        (607)        (5)%
Product licenses                   3,751      4,165        (414)       (10)%
                                 -------    -------     -------        ----
  Net revenue                    $18,822    $22,739     $(3,917)       (17)%
                                 =======    =======     =======        ====
Revenue net of hardware costs    $16,201    $17,630     $(1,429)        (8)%
                                 =======    =======     =======        ====

The decrease of approximately $2,896,000 in computer and add-on hardware revenue for the first nine months of 1996, compared to the first nine months of 1995, resulted primarily from decreases in hardware revenue from all Company product lines.

Hardware margins increased to approximately 18% in the first nine months of 1996, from approximately 16% in the same period in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical downward trend in hardware revenue and margins.

Revenue from services decreased approximately $607,000, or 5%, for the first nine months of 1996. Service revenue increases for the tire and direct marketing systems product lines were offset by revenue decreases in the international trade, electronic time recording, and legal systems product lines. Gross margin from services increased to approximately 35% from 33%. The Company's revenue and margin from services fluctuate from period to period due to the mix of contracts and projects.

                                     Item 2

                                  - continued -

Product license revenue decreased by approximately $414,000 or 10% in the first nine months of 1996 compared to the same period in 1995. The change was a result of revenue decreases from the international trade systems and electronic time recording product lines, partially offset by increases from the tire, legal, and direct marketing systems product lines.

Revenue net of hardware cost decreased by approximately $1,429,000 or 8%, in the nine months ended September 30, 1996 compared to the same period in the prior year. Revenue net of hardware costs increased in the tire and direct marketing systems product lines, while revenue net of hardware costs decreased for the electronic time recording, international trade, and legal systems product lines.

Marketing and sales expenses decreased by approximately $291,000 or 9%. This change primarily reflects sales staffing decreases due to turnover and reduced commission expenses for the electronic time recording product line. Commission expenses decreased as a result of the lower level of revenue for this product line in the nine months ended September 30, 1996, when compared to the same period in 1995. General and administrative expenses increased by approximately $183,000 or 7%, compared to the first nine months of 1995. The change is the result of increases in property taxes for Company-owned facilities and increased expense for computer equipment rental and maintenance for the direct marketing systems product line.

Pretax earnings from operations were approximately $134,000 for the first nine months of 1996, compared to earnings from operations of approximately $1,138,000 for the first nine months of 1995. The decrease in earnings resulted from a decrease in contribution from the Company's electronic time recording and legal systems product lines. This decrease was partially offset by increases in contribution from the Company's international trade, tire, and direct marketing systems product lines.

Net loss for the nine months ended September 30, 1996 was approximately $190,000, as compared to net earnings of approximately $226,000 for the comparable period in 1995. The change resulted from a decrease in earnings from operations of approximately $1,004,000, which was partially offset by a decrease in net interest expense of approximately $43,000 and a decrease in income tax expense of approximately $545,000.

In recent years due to several recurring permanent book-tax differences, the Company has recorded effective tax expense well in excess of statutory rates.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at September 30, 1996 of approximately $443,000, an increase of approximately $39,000 from December 31, 1995. The Company and its subsidiaries currently have a maximum line of credit totaling $2,350,000, of which approximately $1,225,000 was available at September 30, 1996.

In September 1996, the Company entered into an Asset Purchase Agreement with Progressive Computer Systems, Inc., a provider of computer systems to the Independent Tire Dealers marketplace. The purchase price is $400,000, which shall be adjusted downward in accordance with any reduction in Progressive's accounts receivable at the time of closing as compared to Progressive's accounts receivable on August 30, 1996. The Company has secured financing for the purchase through it existing lender. The closing is expected to occur in December 1996.

In October 1996, the Company announced that it had reached an agreement in principle to effect a corporate reorganization which would result in a spin-off of the Company's wholly owned subsidiary, TradePoint Systems, Inc. to Christopher J. Crane, the Company's President, in exchange for Mr. Crane's equity ownership in the Company and certain other consideration. TradePoint Systems, Inc. holds certain assets and liabilities of the Company's International Trade and Transportation Division. The proposed reorganization is subject to a number of factors, including the negotiation and execution of a definitive reorganization agreement and a ruling from the Internal Revenue Service regarding the tax-free nature of the transaction.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions.

Over the past two years, the Company has expended signficant working capital on the development of a new generation of software products. The level of these expenditures decreased by approximately $27,000 or 2% in the first nine months of 1996 compared to the same period in 1995. As rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development primarily from its cash from operations.

The Company's hardware and software license revenues can fluctuate as a result of a number of factors, particularly trends in the overall economy, client buying patterns, and hardware and software technological changes. Consequently, the Company could be subject to material variations in operating results. As the uncertainties of the economy are incalculable, the Company acknowledges the potential adverse impact that economic uncertainty could have on its ability to maintain liquidity and raise additional capital. Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.

                                     PART II


                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits - None

        (b) Reports on Form 8-K -

            On September 20, 1996, the Company announced that it had entered into an Asset Purchase Agreement with Progressive Computer Systems, Inc., a Washington Corporation.

            On October 10, 1996, the Company announced that it reached an Agreement in principal to effect a corporate reorganization which would result in a spin-off of the Company's wholly owned subsidiary, TradePoint Systems, Inc., to Christopher J. Crane, the Company's President.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ASA International Ltd.
                                          ------------------------------
                                                 (Registrant)




  11/14/96                                  /s/ Alfred C. Angelone
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





  11/14/96                                  /s/ Terrence C. McCarthy
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Controller