Form 10-K
period 1996-12-31
ASA INTERNATIONAL LTD
filed 1997-03-31
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                Commission file number:
December 31, 1996                                        0-14741
-------------------------                                ----------------------

                              ASA INTERNATIONAL LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               02-0398205
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   10 Speen Street, Framingham, MA                                  01701
-----------------------------------------                        ----------
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

     As of March 27, 1997, 3,292,963 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $3,061,857.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



Document                                         Part of Form 10-K Annual
--------                                         Report in which Document
                                                 is Incorporated


Definitive Proxy Statement to be
supplied to Shareholders in conjunction
with the 1997 Annual Meeting of Shareholders               Part III

Report on Form 8-K filed on November 27, 1996              Part IV

Registration Statement on Form S-18
(File number 33-3832-B)                                    Part IV

Registration Statement on Form S-1
(File number 33-15381)                                     Part IV

Registration Statement on Form S-8
(File number 33-312933)                                    Part IV

                                     PART I


ITEM 1.     Business
            --------

GENERAL

     ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 900 businesses in the United States, Canada and Australia. The Company designs and develops proprietary enterprise and point solution software for the electronic time and labor recording market, for catalog direct marketers, and for the legal and tire dealer markets. The Company installs this software on a variety of computers and networks, including Digital Equipment Corporation ("DEC"), IBM Corporation ("IBM"), Hewlett Packard ("HP"), and Unix/Open Systems hardware platforms, and provides implementation, training, and long-term software and hardware support to its clients.

     The Company is comprised of four operating groups and a corporate services group. The Company's Business Systems Group provides electronic time recording solutions for payroll and pay rules for companies with more than 500 employees and over $10 million in sales. The Tire Systems Group provides integrated hardware and software solutions to independent tire dealers, wholesalers, and retreaders. The Legal Systems Group provides integrated accounting and practice management solutions to law firms. Lastly, the Direct Marketing Systems Group, acquired in August 1993, specializes in delivering turnkey management systems to consumer and business direct marketing firms.

     The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. ("Properties"), and ASA International Ventures, Inc. ("Ventures"). In 1995, the Company's Massachusetts predecessor and its wholly owned subsidiaries, ASA Incorporated ("ASA, Inc."), ASA Legal Systems Company, Inc. ("Legal") were merged.

     The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone. The Company is a Value-Added Reseller for DEC and its Business Systems and Direct Marketing Systems Groups are IBM Authorized Industry Remarketers for the data collection and catalog direct marketing industry segments.

     In December 1996, the Company completed the disposition of substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Group, (the "International Group") to TradePoint Systems LLC ("TradePoint"), a New Hampshire limited liability company. In exchange for the assets of the International Group and the assumption of the International Group's liabilities, the Company received a 16% membership interest in TradePoint and a subordinated promissory note in the face amount of $600,000 from TradePoint (the "Note"). The remaining 84% interest in

TradePoint is owned by Christopher J. Crane, the former president of and a former director of the Company. Simultaneously with the completion of this transaction, Mr. Crane resigned all of his positions with the Company. In exchange for his interest in TradePoint, Mr. Crane (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Mr. Crane, the Company, and Alfred C. Angelone, the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by Shields & Company, Inc. The Company will account for its investment in TradePoint under the cost method.

     In connection with the transaction, TradePoint granted to the Company an irrevocable proxy covering the Company's Common Stock owned by TradePoint. The Company has the right to cause TradePoint to redeem the 16% membership interest in TradePoint held by the Company by notice given on or after March 1, 2002, in exchange for the Company's Common Stock held by TradePoint and the fair market value of the 16% membership interest in TradePoint. TradePoint has the right to redeem the Company's membership interest by notice given on or after December 31, 2001 in exchange for the Company's Common Stock held by it and the greater of $400,000 or the fair market value of the 16% membership interest in TradePoint.

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

Business Systems
----------------

     The Company designs, develops, markets, implements and supports Client/ Server Enterprise-Wide software that manages the "source to gross" payroll process of its clients. The Company's SmartTime(R) product (first introduced in 1993) facilitates the electronic collection of time, attendance, and labor data (the source), which is then processed against the unique pay rules of the client to produce gross hours for payroll processing. The Company's SmartRules(TM) product, an object oriented developed tool that interfaces with SmartTime, allows clients who are in a dynamic, complex pay rule environment to maintain those pay rules without the need for custom programming.

     The Company offers a comprehensive set of professional and consulting services to all of its clients, including training, implementation support, operations support, and custom software development.

     The Company also continues to maintain, upgrade, and support legacy manufacturing management and control and accounting software based primarily on the DEC hardware platform.

Tire Systems
------------

     The Company provides integrated hardware and software multi-user solutions on DEC and Unix-based systems to independent tire dealers, wholesalers, and retreaders in the United States, Canada and Latin America for point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between approximately $15,000 and $200,000.

     In September 1988, July 1989, September 1990, and November 1996, respectively, the Company acquired Associated Software Consultants Organization, Inc., Snyder Computing Systems, Computers Northwest, and certain assets of Progressive Computer Systems, Inc., all of which specialized in supplying systems to independent tire dealers. In recent years, the Company has consolidated its position in the independent tire dealer marketplace. The Company believes that it has the largest installed base of independent tire retailer and distributor multi-user systems in the United States.

Legal Systems
-------------

     The Company provides integrated networked and client/server-based financial management systems for law firms throughout the United States. The Company's Pyramid product is a powerful, fully integrated set of legal specific applications designed to run on PC networks. The product is written in a fourth generation, fully relational, SQL compliant database. Targeted at the small to mid-sized law firm, the product compliments the Company's existing offerings to high-end market segments. In the high-end market, the Company provides client/server based systems which operate on servers such as the DEC VAX running Open VMS, the DEC Alpha running OSF1, and the HP 9000 running UX. The software applications form a comprehensive set of all the components necessary to run a modern legal firm, including accounting, word processing, practice management, and litigation support. Systems range in price between approximately $25,000 and $500,000.

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

Direct Marketing Systems
------------------------

     The Company provides turnkey order management systems to consumer, business catalog, direct marketing and electronic commerce firms.

Utilizing the IBM AS/400, the Company's Mozart(TM) product is a leading industry standard for order fulfillment, customer service, and decision support systems. The Company entered this marketplace in August 1993 when it acquired CommercialWare, Inc. of Norwood, Massachusetts. The Company now believes it has an estimated 3% market share in this marketplace.

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

     Marketing to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. In the tire, direct marketing, and legal markets served by the Company, the total domestic market is well defined through the respective industry and professional organizations. In these markets, trade shows and direct contacts are used to determine how prospects are satisfying their information processing requirements. For the time and attendance product line, the prospects for the Company's products are more diverse and difficult to target. In these markets, the Company engages in "prospecting" to identify interest in the Company's products by companies who are currently seeking products or services of the type offered by the Company. The prospecting process includes trade publication advertising, purchased mailing lists, telemarketing, direct mail, seminars, and trade shows to generate appointments for the direct sales force with qualified prospects.

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

     The Company also purchases HP hardware for certain of the Company's market segments from HP under a Value-Added Reseller Program. The Company believes that its relationship with HP is satisfactory given the selection of the Company as a Value-Added Reseller for these markets.

     The Company purchases all of its computer hardware and peripheral equipment from IBM, HP, or other vendors, and performs only software installation, testing, final system configuration, and quality control. With the exception of multi-user systems purchased from IBM and HP, the Company believes there are several alternative suppliers for system components used by the Company.

Patents and Proprietary Technology
----------------------------------

     The Company does not believe that patents are material to its business. The Company relies primarily upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. In particular, the Company generally provides only "run time" code for its software to its tire and legal clients, although manufacturing systems and certain legal clients may also purchase "source" code. In addition, most catalogue direct marketing clients purchase source code licenses. Insofar as the Company relies on trade secrets and unpatented know-how, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached. Certain product names of the Company are recognized as trademarks in interstate commerce and are or may be registered trademarks.

Seasonality
-----------

     The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of the United States and Canada.

Working Capital Items
---------------------

     The Company does not have any unusual trade practices which would require restrictions on working capital.

Customers
---------

     During fiscal year-ended December 31, 1996, the Company's revenue by product line was approximately as follows:

Product Line                                   Revenue ($)               %
------------                                   -----------          -----------
International Trade                            $ 6,718,000                   26%
Business Systems                                 4,109,000                   16
Tire Systems                                     3,698,000                   15
Legal Systems                                    4,417,000                   17
Direct Marketing Systems                         6,529,000                   26
                                               -----------          -----------
                                               $25,471,000                  100%
                                               ===========          ===========

Backlog
-------

     Set forth below is information concerning the Company's backlog at December 31, 1996 and 1995, respectively:

                                           Backlog at December 31,
                                           -----------------------

                                      1996                        1995
                                      ----                        ----
                                           Support                     Support
Product Line                  Total       Contracts       Total       Contracts
------------                ----------    ----------    ----------    ----------
Business Systems            $1,600,000    $1,000,000    $2,900,000    $1,400,000
Tire Systems                 2,600,000     2,000,000     1,700,000     1,400,000
Legal Systems                2,400,000     1,600,000     2,600,000     1,600,000
Direct Marketing
  Systems                    1,300,000       800,000     2,200,000       800,000
                            ----------    ----------    ----------    ----------

                            $7,900,000    $5,400,000    $9,400,000    $5,200,000
                            ==========    ==========    ==========    ==========

Support contracts are generally cancelable by the Company or the Company's customers upon 90 days written notice.

Competition
-----------

     The Company's primary competitors for time and attendance and labor reporting software are Kronos, JeTech, InTime Systems, FasTech and EAS. The Company believes the principal competitive factors in this market are: management of complex pay rules; technological sophistication and vision; scaleability; platform independence; and rapid application deployment and development. The Company believes it competes favorably with respect to all of these factors.

     The Company's primary competitors for tire systems are Madden Co., Signal Software and TireMaster. The Company believes the principal competitive factors for tire systems are: complete point of sale functionality to assist sales personnel to maximize gross margin on each sale; the ability to post data automatically to the accounting system; the ability to track the manufacturing process of tire retreaders; and the availability of marketing products which assist in retaining and increasing existing customer business. The Company believes it competes favorably with respect to all of these factors.

     The legal systems market is highly competitive and includes a number of independent software vendors and service bureaus. The Company's primary competitors for legal systems are CMS/DATA Corp., Elite Data Processing, Barrister, Juris, and Omega. The Company believes that the principal competitive factors in the legal systems business are: completeness and sophistication of software products; vendor reputation and references; price/performance ratio; the ability to expand and upgrade a system; the ability to provide an open systems solution; the ability to run both the "front office" and the "back office" applications on a single network; product reliability; and service and support. The Company believes it competes favorably with respect to all of these factors.

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

Employees
---------

     As of December 31, 1996, the Company had 151 full time employees. Of these employees, 7 are executive officers or senior managers, 22 were engaged in marketing and sales, 61 in customer support and training, 38 in product/custom development or engineering and 23 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.


ITEM 2.          Description of Properties
                 -------------------------

     The Company's Corporate Headquarters are located in a 32,000 square foot office building at 10 Speen Street, Framingham, Massachusetts. The Business Systems and Direct Marketing Systems product operations are also located at this facility. The Company occupies approximately 80% of the space in the building, while tenants lease the remainder of the space. The carrying costs for the building, which was acquired in October 1991, include monthly principal and interest payments of $14,815 on a fifteen-year mortgage note along with operating costs and taxes.

     The Company's Tire Systems operations are located in approximately 7,000 square feet of a 24,000 square foot office building at 615 Amherst Street, Nashua, New Hampshire, purchased in December 1992. Approximately 12,000 square feet of the facility is leased to TradePoint Systems, LLC under a long-term lease. The carrying costs for the facility include approximately $10,000 per month for principal and interest on twenty-year mortgage notes plus operating costs and taxes.

     The Company maintains the following additional offices:

                                   Current                    Date of Lease
Location                        Monthly Rent    Office Area   Expiration
--------                        ------------    -----------   ----------------
Tucker, Georgia                    $ 1,569       1,395 s.f.   July 31, 1997

Blue Bell, Pennsylvania(1)         $12,891       9,214 s.f.   February 1, 1999

Kirkland, Washington               $ 5,913       3,720 s.f.   October 31, 2001

(1) These amounts are net of $13,541 per month in rent collected on a sublease of approximately 11,206 square feet of space. The sublease is noncancellable through April 30, 1997 with additional consideration due upon cancellation.


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


ITEM 4.          Submission of Matters to a Vote of Security-Holders
                 ---------------------------------------------------

     (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal-year ended December 31, 1996, through the solicitation of proxies or otherwise.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.

                                     PART II

ITEM 5. Market Price of and Dividends on the Company's Common Equity and Related Stockholder Matters
                 -------------------------------------------------------

     The Company's Common Stock has been traded on the over-the-counter market (NASDAQ symbol: ASAA) since June 25, 1986. The following table shows the range of low and high sales prices for the Company's Common Stock on the NASDAQ System for the periods indicated, as furnished to the Company by NASDAQ.

               Calendar Year 1995           Low           High
               ------------------         -------       --------
               First Quarter              $ .906         $1.250
               Second Quarter             $ .875         $1.438
               Third Quarter              $1.250         $2.625
               Fourth Quarter             $1.250         $1.938

               Calendar Year 1996           Low           High
               ------------------         -------       --------
               First Quarter              $1.438         $2.688
               Second Quarter             $1.375         $6.500
               Third Quarter              $1.375         $2.563
               Fourth Quarter             $ .875         $1.813

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,384 holders of record of the Company's outstanding Common Stock as of March 27, 1997.

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


ITEM 6.         Selected Consolidated Financial Data
                ----------------------------------------
                (in thousands, except per share amounts)

     The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1996 and 1995 are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations data for the year ended December 31, 1994 is derived from the consolidated financial statements and notes thereto included herein and audited by Deloitte & Touche LLP, the Company's then independent auditors, as set forth in their report and also included elsewhere herein. The statement of operations data for the years ended December 31, 1993 and 1992, and the balance sheet data as of December 31, 1994, 1993, and 1992 are derived from financial statements audited by Deloitte & Touche LLP not presented herein.

     The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                                  Years Ended December 31,
                                                  ------------------------

                                   1996         1995        1994        1993        1992
                                   ----         ----        ----        ----        ----
Operating Data:
---------------
Revenues                         $ 25,471     $ 31,032    $ 27,111    $ 27,863    $ 31,448
Costs and Expenses                 26,362       29,983      26,545      27,555      30,553
Earnings (Loss)
  from Operations                    (144)       1,502         920         569       1,057
Earnings (Loss)
  Before Cumulative Effect
  of Adopting SFAS No. 109           (649)         457         166          98         400
Net Earnings (Loss)                  (649)         457         166         742         775
Earnings (Loss) per share
  Before Cumulative Effect
  of Adopting SFAS No. 109           (.17)         .11         .04         .02         .10
Net Earnings (Loss) per share        (.17)         .11         .04         .18         .19

                                                 December 31,
                                                 ------------
                               1996       1995       1994       1993       1992
                               ----       ----       ----       ----       ----
Balance Sheet Data:
-------------------
Total Assets                 $16,630    $19,515    $20,131    $20,826    $19,073
Long-Term Obligations          3,012      2,707      3,112      3,366      2,096
Shareholders' Equity           8,012     10,110      9,652      9,486      8,614


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 -------------------------------------------------

Results of Operations
---------------------
Compare 1996 to 1995
---------------------

                                                 (000's omitted)
                                     ------------------------------------------
                                           Revenue          Increase/(Decrease)
                                     ------------------     -------------------
                                       1996       1995      Amount   Percentage
                                       ----       ----      ------   ----------
Computer and add-on hardware         $ 4,808    $ 8,444    $(3,636)     (43%)
Services                              15,832     16,654       (822)      (5%)
Product licenses                       4,831      5,934     (1,103)     (19%)

Net Revenue                           25,471     31,032     (5,561)     (18%)

Revenue net of hardware costs        $21,397    $24,112    $(2,715)     (11%)

Comparison of revenues and revenues net of hardware costs
---------------------------------------------------------

     In December 1996, the Company completed the disposition of its International Trade and Transportation Systems Group. In the three years ended December 31, 1996, 1995, and 1994, this group's revenues totalled approximately $6,718,000, $6,968,000, and $6,507,000, or 26%, 22%, and 24% of total Company revenue, respectively.

     The decrease in computer and add-on hardware revenue of approximately $3,636,000 for the year ended December 31, 1996, compared to the same period in 1995, resulted primarily from a decrease in revenue from the international trade, electronic time recording, legal and direct marketing systems product lines. This decrease was partially offset by an increase for the same period in computer and add-on hardware revenue from the tire systems product line.

     Hardware margins decreased to approximately 15% for the year ended December 31, 1996, from approximately 18% in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and add-on hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenue to offset the historical decline in hardware revenue and margins.

     Revenue from services decreased approximately $822,000, or 5%, for the year. Service revenue decreases for the international trade, electronic time recording and legal systems product lines were offset by revenue increases in the tire and direct marketing systems product lines. Gross margin from services increased to approximately 36% from 27%. The Company's revenue and margin from services fluctuate from period to period due to the mix of contracts and projects.

     Product license revenue decreased by approximately $1,103,000, or 19%, for the year ended December 31, 1996, compared to the same period in 1995. The change was a result of revenue decreases from the international trade and electronic time recording products lines, partially offset by increases from the tire, legal and direct marketing systems product lines.

     Sales and marketing expenses decreased by approximately $236,000, or 5%. This change primarily reflects a decrease in advertising, marketing, and commission-related expenses for the international trade, electronic time recording and tire systems product lines. General and administrative expenses for the year ended December 31, 1996 increased by approximately $366,000, or 11%, compared to the prior year. The change is the result of severance costs for the international trade product line, increases in property taxes for Company-owned facilities, and increased expense for computer equipment rental and maintenance for the direct marketing systems product line.

     Pretax loss from operations was approximately $144,000 for 1996, compared to earnings of approximately $1,502,000 for 1995. The decrease in earnings results from a decrease in contribution from the Company's international trade, electronic time recording and direct marketing systems product lines. Contribution increased in the tire and legal systems product lines.

     The net loss for the year ended December 31, 1996 was approximately $649,000, as compared to net earnings of approximately $457,000 for the comparable period in 1995. The change results from the decrease in earnings from operations of approximately $1,646,000, along with the loss on the sale of TradePoint Systems, LLC of approximately $322,000. These changes were partially offset by decreases in net interest and income tax expense of approximately $28,000 and $834,000, respectively.


Compare 1995 to 1994
---------------------

                                                    (000's omitted)
                                       ---------------------------------------
                                             Revenue         Increase/(Decrease)
                                       ------------------    -------------------
                                         1995       1994     Amount   Percentage
                                         ----       ----     ------   ----------
Computer and add-on hardware           $ 8,444    $ 5,553    $ 2,891      52%
Services                                16,654     16,138        516       3%
Product licenses                         5,934      5,420        514       9%

Net Revenue                             31,032     27,111      3,921      14%

Revenue net of hardware costs          $24,112    $22,153    $ 1,959       9%


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

     The net earnings for the year ended December 31, 1995 were approximately $457,000, as compared to net earnings of approximately $166,000 for the comparable period in 1994. The change results from the increases in net interest expense and net income tax expense of approximately $99,000 and $192,000, respectively. These changes were partially offset by an increase in earnings from operations of approximately $582,000.


Liquidity and Capital Resources
-------------------------------

     The Company had total cash and cash equivalents at December 31, 1996 of approximately $674,000, an increase of $270,000 from December 31, 1995. The Company and its subsidiaries currently have a maximum line of credit totaling $2,000,000 of which approximately $1,205,000 was available at December 31, 1996. This line is scheduled to expire in 1997. The Company expects to renew the line under approximately the same terms.

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

New Accounting Standards
-------------------------

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

     The effect of adopting Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS No. 128") has not been estimated. The Company is required to adopt the disclosure requirements of FAS No. 128 during the year ended December 31, 1997.


ITEM 8.          Supplementary Financial Information
                 -----------------------------------

     Not applicable.


ITEM 9.          Disagreements with Accountants on Accounting and
                 Financial Disclosure
                 ------------------------------------------------

     Effective August 28, 1995, the Company retained as its new independent accountants BDO Seidman, LLP, replacing its prior independent accountants, Deloitte & Touche LLP ("Deloitte & Touche"). Deloitte & Touche's report on the financial statements for the two most recent fiscal years contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. No action on the decision to change accountants has been taken by the Board of Directors of the Company.

        During the period in the last two fiscal years in which Deloitte & Touche LLP served as the Company's independent accountants, and the subsequent interim period preceding such replacement, there were no disagreements between the Company and Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of

Deloitte & Touche LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1)(v) occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date of the change in accountants.


                                    PART III

     Items 10-13 are incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports On
                 Form 8-K
                 ------------------------------------------------------

(a)1.  Financial Statements.
       ---------------------
       The Consolidated Financial Statements required to be filed herein are as follows:
            Reports of Independent Public Accountants
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flow
            Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedules.
       -----------------------------
       None

(a)3.  Exhibits.
       ---------
       The following exhibits are filed with this report:

10-1 Amendment Letter dated December 10, 1996 to the Loan Agreement between ASA International Ltd., ASA Incorporated and ASA Legal Systems Company, Inc., and CoreStates Bank, N.A., dated November 3, 1994.

10-2   Promissory Note (Term) between ASA International Ltd. and
       CoreStates Bank, N.A., dated December 10, 1996.

10-3 Promissory Note (Revolver) between ASA International Ltd. and CoreStates Bank, N.A., dated December 10, 1996.

10-4 Security Agreement between ASA International Ventures, Inc. and CoreStates Bank, N.A., dated December 10, 1996.

10-5 Guaranty between ASA International Ltd. and CoreStates Bank, N.A., dated December 10, 1996.

11     Statement of Computation of Net Earnings per Share.

21     Subsidiaries of Registrant.

23 Consent of BDO Seidman, LLP, independent certified public accountants.

27     Financial Data Schedule


A) The following exhibits were filed with the Registrant's Form 8-K on November 27, 1996 and are incorporated herein by reference:

2(a) First Amendment to the Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Progressive Computer Systems, Inc. dated October 18, 1996.

2(b)   Second Amendment to the Purchase Agreement dated
       November 15, 1996.

B) The following exhibits were filed with the Registrant's Form 8-K on September 20, 1996 and are incorporated herein by reference:

2 Agreement by and between the Registrant and Progressive Computer Systems, Inc. dated as of August 30, 1996.

C) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 28, 1996:

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

10-3 Consent to Assignment of Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4   Agreement for Purchase and Sale of Assets between ASA
       International Ventures, Inc. and ASA Incorporated, dated
       December 29, 1995.

10-5   Agreement for Purchase and Exchange of Assets between ASA
       International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

10-6 Agreement for Exchange of Intangibles between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

D) The following document is incorporated by reference to the Registrant's Form 8-K filed on August 31, 1995:

16 The Registrant announced that it had retained BDO Seidman, LLP, as its new independent accountants, replacing its prior independent accountants, Deloitte & Touche LLP.

E) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1995:

10-1 Loan Agreement between ASA International Ltd., ASA Incorporated and ASA Legal Systems Company, Inc., and CoreStates Bank, N.A., dated November 3, 1994.

10-4 Security Agreement between ASA International Ltd. and CoreStates Bank, N.A., dated November 3, 1994.

F) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1994:

10-1 Promissory Note between ASA Properties, Inc., and Berkshire Life Insurance Company, dated September 28, 1993.

10-2 Mortgage and Security Agreement between ASA Properties, Inc. and Berkshire Life Insurance Company, dated September 28, 1993.

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

G) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1993:

10-3   Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4 Mortgage and Security Agreement between ASA Properties, Inc. and Sun Life Assurance Company of Canada.

10-5 Promissory Note of ASA Properties, Inc. in favor of Sun Life Assurance Company of Canada.

H) The following document is incorporated by reference to the Registrant's Form 8-K filed on September 29, 1993:

10-1 Agreement and Plan of Merger by and among the Company, ASA Incorporated, CommercialWare, Donald Askin, and Jonathan Ellman, dated as of August 31, 1993.

I) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1988:

3b     Bylaws, as amended.

10-8   Directors' and Officers' Insurance Policy.

J) The following documents are incorporated by reference to the Company's Registration Statement on Form S-18 (File number 33-5832-B):

4c     Specimen Convertible Note.

K) The following documents are incorporated by reference to the Company's Registration Statement on Form S-1 (File number 33-15381):

3a     Certificate of Incorporation, as amended.

(b)    Reports on Form 8-K.
       --------------------

During the year ended December 31, 1996, the Company filed the following
Reports:

1. On November 27, 1996, the Registrant filed a current report on Form 8-K reporting the purchase of certain assets from Progressive Computer Systems, Inc.

2. On September 20, 1996, the Registrant filed a current report on Form 8-K reporting that it had entered into an asset purchase agreement with Progressive Computer Systems, Inc.

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

                                    ASA INTERNATIONAL LTD.


                                    By  /s/ Alfred C. Angelone
                                      -----------------------------------
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                            Capacity                  Date
----                            --------                  ----


/s/ Alfred C. Angelone          Director, Chief           March 31, 1997
--------------------------      Executive Officer,
Alfred C. Angelone              President and Treasurer
                                (principal executive
                                officer and principal
                                accounting officer)


/s/ James P. O'Halloran         Director                  March 31, 1997
--------------------------
James P. O'Halloran


/s/ Gordon J. Rollert           Director                  March 31, 1997
--------------------------
Gordon J. Rollert


/s/ William A. Kulok            Director                  March 31, 1997
--------------------------
William A. Kulok


/s/ Robert L. Voelk             Director                  March 31, 1997
--------------------------
Robert L. Voelk

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ASA INTERNATIONAL LTD.


We have audited the accompanying consolidated balance sheets of ASA International Ltd. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP


Boston, Massachusetts
March 7, 1997

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ASA INTERNATIONAL LTD.

We have audited the accompanying consolidated statements of operations, statements of shareholders' equity and cash flows of ASA International Ltd. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of ASA International Ltd. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


March 16, 1995
Boston, Massachusetts

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------      -----------
     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $   674,239      $   404,026
     Receivables -- net                               3,753,971        5,085,172
     Computer hardware held for resale                   87,750          238,624
     Other current assets                               710,130          748,221
                                                    -----------      -----------
TOTAL CURRENT ASSETS                                  5,226,090        6,476,043
                                                    -----------      -----------
PROPERTY AND EQUIPMENT:
     Land and buildings                               3,857,021        3,804,194
     Computer equipment                               2,548,511        4,137,949
     Office furniture and equipment                     842,659        1,077,060
     Leasehold improvements                              36,574           36,574
     Vehicles                                           262,458          261,703
                                                    -----------      -----------
                                                      7,547,223        9,317,480

     Accumulated depreciation
     and amortization                                 3,194,815        4,612,375
                                                    -----------      -----------
NET PROPERTY AND EQUIPMENT                            4,352,408        4,705,105
                                                    -----------      -----------
SOFTWARE
(less cumulative amortization
of $5,433,284 and $7,689,103)                         4,657,840        6,193,625


COST EXCEEDING NET ASSETS ACQUIRED
(less cumulative amortization
of $1,403,960 and $1,362,750)                           873,205        1,537,673

OTHER ASSETS                                          1,520,435          602,755

                                                    -----------      -----------
                                                    $16,629,978      $19,515,201
                                                    ===========      ===========

See notes to consolidated financial statements.

                                                            December 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------      -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving credit note                          $   795,000      $ 1,025,000
     Accounts payable                                 1,360,585        1,157,573
     Accrued expenses                                 1,484,794        2,292,514
     Customer deposits                                  377,550          822,365
     Deferred revenue                                   813,371          344,693
     Current maturities of
     long-term obligations                              394,875          439,005
                                                    -----------      -----------
TOTAL CURRENT LIABILITIES                             5,226,175        6,081,150
                                                    -----------      -----------
LONG-TERM OBLIGATIONS,
NET OF CURRENT  MATURITIES                            3,011,976        2,707,459
                                                    -----------      -----------
DEFERRED INCOME TAXES                                   380,000          617,000
                                                    -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
   $.01 per share: Authorized
   and unissued, 1,000,000 shares                            --               --
  Common stock, par value
   $.01 per share: Authorized, 6,000,000
   shares; issued 3,984,237 and 3,917,316
   shares; outstanding, 3,188,841
   and 3,787,517 shares                                  39,842           39,173
  Additional paid-in capital                          7,344,564        7,681,675
  Retained earnings                                   2,159,863        2,809,186
                                                    -----------      -----------
                                                      9,544,269       10,530,034

  Less treasury stock, at cost                        1,532,442          420,442
                                                    -----------      -----------

                                                      8,011,827       10,109,592
                                                    -----------      -----------

                                                    $16,629,978      $19,515,201
                                                    ===========      ===========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             --Years Ended December 31,--
                                         1996            1995            1994
                                     ------------    ------------    ------------
REVENUES
  Computer and add-on hardware       $  4,808,082    $  8,443,995    $  5,553,320
  Services                             15,831,948      16,654,125      16,137,785
  Product licenses                      4,830,947       5,934,237       5,420,224
                                     ------------    ------------    ------------
NET REVENUE                            25,470,977      31,032,357      27,111,329
                                     ------------    ------------    ------------
COST OF REVENUE
  Computer and add-on hardware          4,073,528       6,920,796       4,958,818
  Services                             10,093,562      12,136,916      10,306,546
  Product licenses and development      3,442,981       2,598,035       1,938,125
                                     ------------    ------------    ------------
TOTAL COST OF REVENUE                  17,610,071      21,655,747      17,203,489
                                     ------------    ------------    ------------
EXPENSES
  Marketing and sales                   4,126,394       4,362,178       4,771,300
  General and administrative            3,617,931       3,252,290       3,954,673
  Amortization of goodwill                260,833         260,523         262,215
                                     ------------    ------------    ------------
TOTAL EXPENSES                          8,005,158       7,874,991       8,988,188
                                     ------------    ------------    ------------
EARNINGS (LOSS) FROM OPERATIONS          (144,252)      1,501,619         919,652
INTEREST EXPENSE                         (424,738)       (463,199)       (375,241)
INTEREST INCOME                                --          10,894          21,493
OTHER EXPENSE                            (322,333)             --              --
                                     ------------    ------------    ------------
EARNINGS (LOSS) BEFORE
   INCOME TAXES (CREDIT)                 (891,323)      1,049,314         565,904

INCOME TAXES (CREDIT)                    (242,000)        592,000         400,000
                                     ------------    ------------    ------------


NET EARNINGS (LOSS)                  $   (649,323)   $    457,314    $    165,904
                                     ============    ============    ============
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

    NET EARNINGS (LOSS)              $       (.17)   $        .11    $        .04
                                     ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                    3,934,893       4,224,503       4,179,298
                                     ============    ============    ============

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------


                           Common Stock                                                Treasury Stock
                   ---------------------------                                   ----------------------------
                                                  Additional
                                                   Paid-in         Retained
                      Shares         Amount        Capital         Earnings        Shares           Amount          Total
                   ------------   ------------   ------------    ------------    ------------    ------------    ------------
BALANCES,
1/1/94                3,917,268   $     39,173   $  7,681,632    $  2,185,968         129,799    $   (420,442)   $  9,486,331

Net earnings                 --             --             --         165,904              --              --         165,904
                   ------------   ------------   ------------    ------------    ------------    ------------    ------------

BALANCES,
12/31/94              3,917,268         39,173      7,681,632       2,351,872         129,799        (420,442)      9,652,235

Exercise of
stock options                48             --             43              --              --              --              43

Net earnings                 --             --             --         457,314              --              --         457,314
                   ------------   ------------   ------------    ------------    ------------    ------------    ------------

BALANCES,
12/31/95              3,917,316         39,173      7,681,675       2,809,186         129,799        (420,442)     10,109,592

Exercise of
stock options            66,921            669         61,589              --              --              --          62,258

Reacquisition
of stock on sale
of TradePoint                --             --             --              --         665,597      (1,112,000)     (1,112,000)

Surrender of
stock options
on sale of
TradePoint                   --             --       (398,700)             --              --              --        (398,700)

Net Loss                     --             --             --        (649,323)             --              --        (649,323)
                   ------------   ------------   ------------    ------------    ------------    ------------    ------------

                      3,984,237   $     39,842   $  7,344,564    $  2,159,863         795,396    $(1,532,442)    $  8,011,827

                   ============   ============   ============    ============    ============    ============    ============

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             ---Years Ended December 31,---
                                           1996           1995           1994
                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                    $  (649,323)   $   457,314    $   165,904
                                        -----------    -----------    -----------
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  by operating
  activities:
   Depreciation and amortization          2,397,313      2,167,419      1,823,072
   Deferred taxes                          (237,000)       500,000        372,000
   Doubtful receivables provision            32,546        (62,621)      (252,571)
   Loss on sale of TradePoint               322,333             --             --
   Changes in assets and liabilities,
   net of effects of acquisitions:
    Receivables                             604,265        122,798        878,150
    Computer hardware held for resale       150,874         75,212        (73,486)
    Other current assets                    (55,759)       450,421         52,058
    Accounts payable                        316,633       (836,530)      (810,212)
    Accrued expenses                       (427,170)      (431,211)       (87,321)
    Other current liabilities                47,427       (180,863)       254,266
                                        -----------    -----------    -----------
   Total adjustments                      3,151,462      1,804,625      2,155,956
                                        -----------    -----------    -----------
 Net cash provided by operating
  activities                              2,502,139      2,261,939      2,321,860
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment       (302,729)      (429,637)      (254,788)
 Additions to software                   (1,506,559)    (1,054,043)    (2,119,113)
 Reductions of
  sales-type leases                         146,002        112,152         93,161
 Cash transferred upon
  sale of TradePoint                       (718,197)            --             --
 Other assets                                56,912        (50,127)        28,958
                                        -----------    -----------    -----------
 Net cash used in investing
  activities                             (2,324,571)    (1,421,655)    (2,251,782)
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank and
  other notes                              (230,000)        50,000         25,000
 Reduction in long-term debt               (414,613)      (496,682)    (1,099,843)
 Increase in long-term debt                 675,000             --        650,000
 Issuance of common stock                    62,258             43             --
                                        -----------    -----------    -----------
 Net cash provided by (used for)
  financing activities                       92,645       (446,639)      (424,843)
                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS:
 Net increase (decrease)                    270,213        393,645       (354,765)
 Balance, beginning of year                 404,026         10,381        365,146
                                        -----------    -----------    -----------
 Balance, end of year                   $   674,239    $   404,026    $    10,381
                                        ===========    ===========    ===========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, 1994


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

Cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. On a cash basis, interest income received approximates the amounts reported on the statements of operations.

Concentration of credit risks

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. Ongoing credit reviews of customers' financial condition are performed, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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

Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is possible that changes may occur in the near term that would affect management's estimates with respect to capitalized software.

Computer hardware held for resale

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are stated at cost. Depreciation for equipment and vehicles is recorded on the straight-line method, based on the estimated useful lives of the related assets (ranging from 5 to 7 years). Buildings are depreciated over 40 years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


Research and development

The Company expenses research and development costs as incurred. Costs incurred other than capitalized costs for software were not material.

Software

The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. Total amortization of software charged to operations was approximately $1,655,000, $1,346,000 and $984,000 for the years ended
December 31, 1996, 1995, and 1994, respectively.

Capitalized interest

Interest costs incurred on borrowed funds during the period of software capitalization are capitalized as a component of the costs of software. Interest costs capitalized in 1996 and 1995 amounted to approximately $25,000 and $60,000, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (continued)


Income taxes

Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

Net earnings per share

Net earnings per common share are computed using the weighted average number of common and common equivalent shares outstanding during the year as calculated under the treasury stock method. Common equivalents include outstanding warrants and options, when dilutive, as well as contingent shares issuable as a result of a business acquisition. The number of contingent shares issuable are determined based upon the difference between the market value of the stock at the end of the year and the guaranteed minimum value of that stock.

New Accounting Standards

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

Statement of Financial Accounting Standards No. 128, "Earnings per Share," issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

The effect of adopting Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS No. 128") has not been estimated. The Company is required to adopt the disclosure requirements of FAS No. 128 during the year ended December 31, 1997.

B.  Business Acquisitions and Divestitures:

Acquisitions

The Company has consummated the following business combination using the purchase method of accounting during the three years ended December 31, 1996. The Company's consolidated statements of operations include the operating results of this entity from its acquisition date.

In November 1994, the Company completed the acquisition of certain software products of Precedent Technologies Incorporated. The purchase agreement called for an initial payment of $297,000 ($70,000 in cash and $227,000 in short-term notes) and potential contingent consideration of an additional $400,000 over three years, based upon a percentage of the gross revenues received by the Company through the licensing of these

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


software products. As of December 31, 1996 the Company has not exceeded the gross revenues necessary for the payment of additional consideration.

The acquisition price of CommercialWare, Inc. (CWI) in December 1993, contemplated a contingent future payment in Company stock or cash (an adjustment to purchase price) based on the future performance of CWI and the market value of the Company's stock. Up to 100,000 additional shares are issuable to the former owners of CWI over the three years ending December 31, 1996, based upon CWI attaining at least 80% of yearly targeted contribution levels. As of December 31, 1996, CWI has not met the targeted contribution level and, therefore, no contingent payments were made. Certain former owners of CWI received a deficiency payment in company stock based on the difference between the December 31, 1996 market price and $5 per share. The remaining former CWI owners will receive a deficiency payment, if any, in cash or stock, on or before March 31, 1998, based on the Company's stock price at December 31, 1997. In March 1997, the Company issued a total of 104,122 shares as a deficiency payment to certain former owners of CWI based on the Company's stock price at December 31, 1996.

Divestitures

In December 1996 the Company disposed of substantially all of the assets and liabilities of the Company's international trade product line (Product). Product's revenues totaled approximately $6,718,000, $6,968,000, and $6,507,000, or 26%, 22% and 24% of total Company revenue for the three years ended December 31, 1996, 1995, and 1994, respectively. In exchange for the assets of Product and the assumption of its liabilities, the Company received a 16% membership interest in TradePoint Systems, LLC (Trade), the acquiring corporation, and a subordinated promissory note in the face amount of $600,000 from Trade which is included in other assets at December 31, 1996. The remaining 84% interest in Trade is owned by the former president and director of the Company (Buyer). In exchange for his interest in Trade, Buyer (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Buyer, the Company, and the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The Company recorded a loss on the transaction of $322,333 based on the fair value of the consideration received less the book value of the net assets exchanged. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by an investment banking firm. The Company's investment in Trade, which is valued at $500,000, will be accounted for under the cost method and is included in other assets at December 31, 1996.

In connection with the transaction, Trade granted to the Company an irrevocable proxy covering the Company's Common Stock owned by Trade. The Company has the right to cause Trade to redeem the 16% membership interest in Trade held by the Company by notice given on or after March 1, 2002, in exchange for the Company's Common Stock held by Trade and

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


the fair market value of the 16% membership interest in Trade. Trade has the right to redeem the Company's membership interest by notice given on or after December 31, 2001 in exchange for the Company's Common Stock held by it and the greater of $400,000 or the fair market value of the 16% membership interest in Trade.

In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000 with a five-year term at 6% interest (discounted value of $272,000 at 10% interest) and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The DMS shares, valued at $334,000 as of December 31, 1996, are recorded at cost and are included under the category of Other Assets on the Balance Sheet, since the investment is intended by management to be of a long-term nature. The note was paid in full during 1995.


C.  Receivables:

                                                           December 31,
                                                           ------------
                                                     1996               1995
                                                   ----------         ----------
Trade                                              $3,801,041         $4,774,530
Amounts due from  officers
  and employees                                        42,689            270,982
Other                                                   3,033             99,906
                                                   ----------         ----------
                                                    3,846,763          5,145,418
Less allowance for
  doubtful accounts                                    92,792             60,246
                                                   ----------         ----------
                                                   $3,753,971         $5,085,172
                                                   ==========         ==========

Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

The allowance for doubtful accounts at December 31, 1993 was $375,438. During the three years ending December 31, 1996, 1995, and 1994, the provisions for doubtful accounts were $236,830, $357,161 and $118,016, and write-offs were $204,284, $419,782 and $370,587, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


D.  Notes Payable, Long-Term Obligations, Commitments, and
    Contingencies:

                                                           December 31,
                                                           ------------
                                                     1996                1995
                                                  ----------          ----------
Revolving credit note                             $  795,000          $1,025,000
                                                  ==========          ==========
Long-term obligations
Term loans                                        $1,000,000          $  602,292
Mortgage notes                                     2,307,172           2,390,845
Equipment loans                                           --               4,554
Capital lease obligations                             99,679             136,374
Other                                                     --              12,399
                                                  ----------          ----------
                                                   3,406,851           3,146,464
Less current maturities                              394,875             439,005
                                                  ----------          ----------
                                                  $3,011,976          $2,707,459
                                                  ==========          ==========

The current carrying value of long-term obligations approximate their fair market value.

Revolving credit note

The Company has a revolving credit agreement for $2,000,000 (which cannot exceed 80% of acceptable accounts receivable). The agreement, which extends through June 30, 1997, stipulates interest at prime (8.25% at December 31, 1996), plus 1%. At December 31, 1996, $795,000 was outstanding and $1,205,000 was available under the agreement. The weighted average interest rates on outstanding borrowings for the years ended December 31, 1996, 1995, and 1994 were 9.29%, 9.79% and 8.41%, respectively.

This credit facility, which includes the Company's $1,000,000 term loan, requires the Company to maintain a stated tangible net worth amount and debt service coverage. Payment of dividends is prohibited under the terms of this agreement. This note is secured by the personal property of the Company.

Term loans

The term loan outstanding at December 31, 1996, dated December 10, 1996 is due on December 1, 2000 and is payable in monthly installments of $20,833 plus interest at 10%. This loan is secured by the personal property of the Company.

Mortgage notes

The Company has three mortgage notes outstanding at December 31, 1996. In September 1993, the Company completed the refinancing of its Corporate Headquarters in Framingham, Massachusetts. The mortgage note,

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


in the original amount of $1,450,000 at 9.125% for 15 years, provides for monthly principal and interest payments of $14,815. A note on a second building acquired in December 1992 requires monthly principal and interest (at 9.5%) payments of $5,710 over twenty years. In May 1993, the Company received $507,000 in mortgage financing for the improvement and updating of this facility under a note from the Small Business Administration. The twenty year note with interest at approximately 6.6% calls for monthly principal and interest payments of $4,277. Each of these notes is collateralized by the buildings which they financed.

Equipment loans and capital lease obligations

The Company purchases or leases various vehicles and computer equipment under loan and capital lease agreements. The agreements require monthly or quarterly payments of varying amounts and expire through 1999.

Interest paid was approximately $425,000, $523,000 and $505,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through October 31, 2001. Total rent expense charged to operations approximated $229,000, $356,000 and $411,000 in 1996, 1995 and
1994, respectively.

At December 31, 1996, long-term obligations and minimum rental commitments under noncancellable operating and capital leases with initial terms of one year or more are as follows:

                     Capital Leases   Long-Term Obligations   Operating Leases
                       ----------          ----------            ----------
1997                   $   54,676          $  348,242            $  248,809
1998                       33,946             353,604               395,022
1999                       24,279             363,070                96,240
2000                           --             373,413                57,660
2001                           --             134,713                48,050
Thereafter                     --           1,734,130                    --
                       ----------          ----------            ----------

                          112,901           3,307,172               845,781

Less
imputed
interest                   13,222                  --                    --
                       ----------          ----------            ----------

                       $   99,679          $3,307,172            $  845,781
                       ==========          ==========            ==========

Amounts recorded under capital leases included in computer equipment are approximately, $255,000 and $466,000 at December 31, 1996 and 1995, respectively. Accumulated depreciation and amortization was approximately $186,000 and $232,000, at December 31, 1996 and 1995, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Litigation

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

E.  Income Taxes (Credits):

                                             Years Ended December 31,
                                             ------------------------
                                    1996               1995              1994
                                  ---------          ---------         ---------
Current:
     Federal                      $  (5,000)         $  28,000         $      --
     State                               --             64,000            28,000

Deferred                           (237,000)           500,000           372,000
                                  ---------          ---------         ---------

                                  $(242,000)         $ 592,000         $ 400,000
                                  =========          =========         =========

     On a cash basis, income taxes paid in 1996, 1995, and 1994 were approximately $60,300, $33,700 and $73,700, respectively.

     Income taxes are reconciled with the federal statutory rate as follows:

                                                Years Ended December 31,
                                                ------------------------
                                          1996            1995           1994
                                        ---------       ---------      ---------
Income taxes (credits) at
statutory federal rate                  $(303,000)      $ 357,000      $ 192,000
State income tax (credit),
net of federal income
tax benefit                               (30,000)         66,000         34,000
Non-deductible amortization
of intangibles                             86,000          88,000        105,000
Other, net                                  5,000          81,000         69,000
                                        ---------       ---------      ---------

                                        $(242,000)      $ 592,000      $ 400,000
                                        =========       =========      =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                    1996               1995
                                                 -----------        -----------
Deferred tax liabilities:
   Software development
   deducted for tax, not book                    $ 1,555,000        $ 1,798,000
   Differences between book
   and tax basis of property                         118,000              4,000
   Deferred gain on divestiture                      275,000                 --
   Other                                              18,000            241,000
                                                 -----------        -----------
                                                   1,966,000          2,043,000

Deferred tax assets:
   Operating loss carryforwards                    1,017,000            866,000
   Tax credit carryforwards                          515,000            494,000
   Other                                              54,000             66,000
                                                 -----------        -----------
                                                   1,586,000          1,426,000
                                                 -----------        -----------
Net deferred tax liability                       $  (380,000)       $  (617,000)
                                                 ===========        ===========

The Company has available operating loss carryforwards primarily for Federal purposes of $2,526,000 at December 31, 1996, that expire through 2011, some of which are losses of purchased subsidiaries and whose use is limited.

F.  Capital Transactions:

Approximately $343,000 of the balance in treasury stock represents the Company's 75% investment in a partnership which consists of shares of its own common stock. The Chief Executive Officer holds the remaining 25% of the investment.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Stock options

At December 31, 1996, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                    1996                  1995
                                                    ----                  ----
Net income (loss)         As reported            $(649,323)            $ 457,314
                          Pro forma               (680,665)              454,555

Earnings (loss)
per share                 As reported            $    (.17)            $     .11
                          Pro forma                   (.17)                  .11

The Company's four stock option plans, the 1986, 1988, 1993 and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for both years and expected volatility of 30% for both years, risk free rates ranging from 5.88% to 6.67% for 1996, and 7% to 7.75% for 1995, and expected lives ranging from 18 to 24 months for 1996, and 12 to 19 months for 1995.

A summary of the status of the Company's stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                               1996                      1995                      1994
                     ------------------------  ------------------------  ------------------------
                             Weighted Average          Weighted Average          Weighted Average
                     Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                     ------  ----------------  ------  ----------------  ------  ----------------
Outstanding
 at beginning
 of year             387,186       $1.51       395,236       $1.51       390,793       $1.52
Granted              101,700        1.47         8,150         .99         9,050        1.14
Exercised             66,921         .93            48         .89            --          --
Canceled             165,868        1.61        16,152        1.37         4,607        1.75
                     -------       -----       -------       -----       -------       -----
Outstanding at
 end of year         256,097       $1.58       387,186       $1.51       395,236       $1.51
                     =======       =====       =======       =====       =======       =====

Options
 exercisable
 at year-end         208,613                   353,438                   331,356

Weighted-
 average fair
 value of
 options
 granted
 during the
 year                   $.72                      $.55

As of December 31, 1996 the 256,097 options outstanding under the Plan have exercise prices between $.88 and $2.66 and a weighted-average remaining contractual life of 5.4 years.

The Chairman of the Company has additional nonqualified options outstanding to purchase an aggregate of 110,000 shares at $.89 per share. These options are fully vested but can be used only to purchase unregistered stock.

Common stock reserved

At December 31, 1996, the Company has reserved 1,046,022 shares of its common stock for incentive and nonqualified stock options.

G.  Employee Benefit Plan:

The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 1996 and 1995 were approximately $168,000 and $63,000, respectively. The Company did not make a contribution to the plan in 1994.

H.  Transactions with Major Suppliers:

In 1996, 1995 and 1994, the Company purchased a significant amount of hardware from two suppliers totaling approximately $3,581,000, $6,129,000 and $5,667,000, respectively.