Form 10-Q
period 1997-03-31
ASA INTERNATIONAL LTD
filed 1997-05-13
CIK 793961

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1997        Commission File Number: O-14741
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


     As of March 31, 1997, there were 3,292,963 shares of Common Stock of the Registrant outstanding.

                               PART I

                               Item 1


               ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 31,     December 31,
                                                1997            1996
                                            -------------   ------------
                                             (Unaudited)

             ASSETS


CURRENT ASSETS:

  Cash and cash equivalents                  $   763,838    $   674,239
  Receivables - net                            3,527,869      3,753,971
  Computer hardware held for resale               91,948         87,750
  Other current assets                           781,210        710,130
                                             -----------    -----------

TOTAL CURRENT ASSETS                           5,164,865      5,226,090

PROPERTY AND EQUIPMENT (less
  depreciation of $3,268,982 and
  $3,194,815, respectively)                    4,274,663      4,352,408

SOFTWARE (less amortization of
  $5,720,851 and $5,433,284,
  respectively)                                4,410,355      4,657,840

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,460,888
  and $1,403,960, respectively)                  869,188        873,205

OTHER ASSETS                                   1,487,239      1,520,435
                                             -----------    -----------

                                             $16,206,310    $16,629,978
                                             ===========    ===========



See notes to Condensed Consolidated Financial Statements.


                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS




                                              March 31,     December 31,
                                                1997            1996
                                            -------------   ------------
                                             (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Revolving credit and bank note              $   600,000    $   795,000
  Accounts payable                              1,285,631      1,360,585
  Accrued expenses                              1,426,576      1,484,794
  Other current liabilities                     1,485,725      1,585,796
                                              -----------    -----------

TOTAL CURRENT LIABILITIES                       4,797,932      5,226,175

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                    2,922,122      3,011,976

DEFERRED TAXES                                    380,000        380,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                     40,884         39,842
  Additional paid-in capital                    7,396,431      7,344,564
  Retained earnings                             2,201,383      2,159,863
                                              -----------    -----------
                                                9,638,698      9,544,269
Less:  treasury stock, at cost                  1,532,442      1,532,442
                                              -----------    -----------
                                                8,106,256      8,011,827
                                              -----------    -----------

                                              $16,206,310    $16,629,978
                                              ===========    ===========



See notes to Condensed Consolidated Financial Statements.



                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                1997           1996
                                            ----------------------------
                                                     (Unaudited)

REVENUE
  Computer and add-on hardware               $  641,436      $1,273,254
  Services                                    3,240,315       4,684,531
  Product licenses                            1,198,005         766,877
                                             ----------      ----------
NET REVENUE                                   5,079,756       6,724,662

COST OF REVENUE
  Computer and add-on hardware                  552,688       1,045,208
  Services                                    1,834,684       3,054,509
  Product licenses and development              735,762         826,227
                                             ----------      ----------
TOTAL COST OF REVENUE                         3,123,134       4,925,944

EXPENSES
  Marketing and sales                         1,019,295         845,824
  General and administrative                    711,215         772,463
  Amortization of goodwill                       56,928          64,720
                                             ----------      ----------
TOTAL EXPENSES                                1,787,438       1,683,007

EARNINGS FROM OPERATIONS                        169,184         115,711

INTEREST EXPENSE - NET                         (111,664)       (124,071)
                                             ----------      ----------
EARNINGS (LOSS) BEFORE INCOME TAXES              57,520          (8,360)

INCOME TAXES                                     16,000            -
                                             ----------      ----------
NET EARNINGS (LOSS)                          $   41,520      $   (8,360)
                                             ==========      ==========


EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                    $.011          ($.002)
                                             ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        3,660,060       4,125,565
                                             ==========      ==========


See notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                1997           1996
                                            ----------------------------
                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                        $  41,520      $    (8,360)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization            421,159          595,839
      Changes in assets and liabilities       (114,898)      (1,092,636)
                                             ---------      -----------
           Total adjustments                   306,261         (496,797)
                                             ---------      -----------
  Net cash provided by (used for)
    operating activities                       347,781         (505,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (12,740)         (61,070)
  Additions to software                        (40,082)        (309,483)
  Reduction of sales-type leases                47,491           28,834
  Other assets                                  36,349          (30,645)
                                             ---------      -----------
  Net cash provided by (used for)
    investing activities                        31,018         (372,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank and
    other notes                               (195,000)         675,000
  Reduction in long-term debt                  (94,200)        (107,904)
                                             ---------      -----------
  Net cash provided by (used for)
    financing activities                      (289,200)         567,096
                                             ---------      -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                       89,599         (310,425)
  Balance, beginning of year                   674,239          404,026
                                             ---------      -----------
  Balance, end of period                     $ 763,838      $    93,601
                                             =========      ===========


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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1997 and March 31, 1996, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

                                 Item 2


       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
       -----------------------------------------------------------


In addition to the historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding revenues, gross margins, future marketing efforts, and potential acquisitions. Such statements involve a number of risks and uncertainties, including but not limited to those discussed below and those identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances arising after the date hereof.


                           Results of Operations

                           First Quarter of 1997
                                compared to
                           First Quarter of 1996


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1997       1996       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                 $  641     $1,273     $  (632)       (50%)
Services                    3,240      4,685      (1,445)       (31%)
Product licenses            1,198        767         431         56%
                           ------     ------     -------        ---
  Net revenue              $5,079     $6,725     $(1,646)       (24%)
                           ======     ======     =======        ===
Revenue net of
  hardware costs           $4,527     $5,679     $(1,152)       (20%)
                           ======     ======     =======        ===

The decrease of approximately $632,000 in computer and add-on hardware revenue for the first quarter of 1997, compared to the first quarter of 1996, resulted from decreases in hardware revenue from the international trade product line which was sold in December 1996 along with decreases in hardware revenue from the electronic time recording and the direct marketing systems product lines. This decrease was partially offset by increases in computer and add-on hardware revenue from the tire and legal systems product lines.

                              Item 2

                           - continued -



Hardware margins decreased to approximately 14% in the first quarter of 1997, from approximately 18% in the same period in 1996. Margins on computer and add-on hardware do fluctuate based on the mix of computer hardware and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins in the future to continue to fluctuate. The Company continues to direct its efforts toward building service and product license revenues to offset the historical downward trend in hardware revenue and margins.

Revenue from services decreased by approximately $1,445,000 or 31%. The decrease in revenue from services resulted from the sale of the international trade product line in 1996 along with a decrease in service revenue from the electronic time recording product line. This decrease was partially offset by increases in revenue from services by the tire, legal systems, and direct marketing systems product lines. Gross margin from services in the first quarter of 1997 increased to approximately 43% from 35% of revenue from services in the first quarter of 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product license revenues increased by approximately $431,000 or 56% in the first quarter of 1997 compared to the same period in 1996. The change was a result of increases from the electronic time recording and tire systems product lines, partially offset by decreases from the direct marketing and legal systems product lines and the sale of the international trade product line.

Revenue net of hardware costs decreased by approximately $1,152,000 or 20% for the three months ended March 31, 1997, compared to the same period in the prior year. Revenue net of hardware costs decreased due to the sale of the international trade product line along with decreases in revenue net of hardware costs for all Company product lines except tire systems.

Marketing and sales expenses increased by approximately $173,000 or 21%. This change primarily reflects increases in sales staffing and increased commission expenses for all existing Company product lines, partially offset by the expenses related to the international trade product line, which was sold in 1996. General and administrative expenses decreased by approximately $61,000 or 8%, compared to the first quarter of 1996. The change is primarily the result of the elimination of the general and administrative expenses of the international trade product line sold in December 1996.

                                 Item 2

                              - continued -



Pretax income from operations was approximately $169,000 for the first quarter of 1997, compared to pretax earnings from operations of approximately $116,000 for the first quarter of 1996. The increase in earnings resulted from an increase in contribution from the electronic time recording, tire, and legal systems product lines, partially offset by a decrease in contribution from the direct marketing systems product line, and the elimination of the contribution from the international trade product line which was sold in 1996.

Net earnings for the first quarter of 1997 were approximately $42,000, as compared to a net loss of approximately $8,000 for the first quarter of 1996. The change resulted from an increase in earnings from operations of approximately $53,000, a decrease in net interest expense of approximately $13,000, partially offset by an increase in income tax expense of $16,000.

                    Liquidity and Capital Resources



The Company had total cash and cash equivalents at March 31, 1997 of approximately $764,000, an increase of approximately $90,000 from December 31, 1996. The Company and its subsidiaries currently have a maximum line of credit totaling $2,000,000, of which approximately $1,265,000 was available at March 31, 1997.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions.

Over the past two years, the Company has expended significant working capital on the development of a new generation of software products. The level of these expenditures decreased by approximately $264,000 or 87% in the first three months of 1997 compared to the same period in 1996. However, as rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development primarily from its cash from operations and bank debt.

The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter which are difficult to forecast. The Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital. Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.

                              PART II


                         OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -

              The following exhibit is filed with this report:

              27  Financial Data Schedule


         (b)  Reports on Form 8-K

              On January 15, 1997, the Company announced that it had completed a corporate reorganization resulting in the spin-off of the Company's wholly owned subsidiary, TradePoint Systems Inc., to Christopher J. Crane, the Company's former President.

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




   5/13/97                                  /s/ Alfred C. Angelone
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





   5/13/97                                  /s/ Terrence C. McCarthy
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Treasurer