Form 10-Q
period 1997-06-30
ASA INTERNATIONAL LTD
filed 1997-08-07
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1997        Commission File     Number: O-14741
                   -------------                                    -------

                             ASA International Ltd.
           -----------------------------------------------------------
                  (Exact name of Registrant as specified in its Charter)


Delaware                                           02-0398205
--------------------------------      -------------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification Number)


 10 Speen Street, Framingham, MA                    01701
----------------------------------------        ----------------
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, including Area Code:    508-626-2727
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

       X
Yes: -----     No: -----


     As of June 30, 1997, there were 3,292,963 shares of Common Stock of the Registrant outstanding.


                                     PART I

                                     Item 1

               ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,             December 31,
                                                1997                  1996
                                            -------------         ------------
                                             (Unaudited)
             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $   455,154         $   674,239
  Receivables - net                            5,333,340           3,753,971
  Computer hardware held for resale               86,690              87,750
  Other current assets                           762,970             710,130
                                             -----------          -----------

TOTAL CURRENT ASSETS                           6,638,154           5,226,090

PROPERTY AND EQUIPMENT (less
  depreciation of $3,364,649 and
  $3,194,815, respectively)                    4,272,418           4,352,408

SOFTWARE (less amortization of
  $6,011,441 and $5,433,284,
  respectively)                                4,119,764           4,657,840

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,519,138
  and $1,403,960, respectively)                  810,938             873,205

OTHER ASSETS                                   1,420,247           1,520,435
                                             -----------          -----------
                                             $17,261,521         $16,629,978
                                             ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,           December 31,
                                                 1997               1996
                                            -------------       ------------
                                             (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Revolving credit and bank note               $ 345,000          $  795,000
  Accounts payable                             1,449,942           1,360,585
  Accrued expenses                             2,024,212           1,484,794
  Other current liabilities                    1,735,397           1,585,796
                                              -----------        -----------

TOTAL CURRENT LIABILITIES                      5,554,551           5,226,175

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                   3,009,571           3,011,976

DEFERRED TAXES                                   380,000             380,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                    40,884              39,842
  Additional paid-in capital                   7,396,431           7,344,564
  Retained earnings                            2,412,526           2,159,863
                                              -----------         -----------
                                               9,849,841           9,544,269
Less:  treasury stock, at cost                 1,532,442           1,532,442
                                              -----------        -----------
                                               8,317,399           8,011,827
                                              -----------        -----------
                                             $17,261,521         $16,629,978
                                             ===========         ===========

See Notes to Condensed Consolidated Financial Statements.


                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                       June 30,
                                                ----------------------------
                                                 1997           1996
                                                ----------------------------
                                                      (Unaudited)

REVENUE
  Computer and add-on hardware               $ 1,361,438         $   810,845
  Services                                     3,839,739           3,668,822
  Product licenses                             1,400,869           1,143,996
                                            ------------        ------------
NET REVENUE                                    6,602,046           5,623,663

COST OF REVENUE
  Computer and add-on hardware                 1,269,421             726,568
  Services                                     2,183,155           2,286,473
  Product licenses and development               812,191             813,376
                                            ------------         ------------
TOTAL COST OF REVENUE                          4,264,767           3,826,417

EXPENSES
  Marketing and sales                          1,085,373             928,746
  General and administrative                     744,153             953,131
  Amortization of goodwill                        58,251              64,718
                                            ------------         ------------
TOTAL EXPENSES                                 1,887,777           1,946,595

EARNINGS (LOSS) FROM OPERATIONS                  449,502            (149,349)

INTEREST EXPENSE - NET                           (86,359)           (112,352)
                                             ------------         ------------
EARNINGS (LOSS) BEFORE INCOME TAXES              363,143            (261,701)

INCOME TAXES                                     152,000               -
                                            ------------          ------------
NET EARNINGS (LOSS)                         $    211,143         $  (261,701)
                                            ============         ============

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                      $.06               ($.06)
                                            ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING        3,713,089           4,287,199
                                            ============         ============


See Notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Six Months Ended
                                                     June 30,
                                              ----------------------------
                                                  1997           1996
                                              ----------------------------
                                                    (Unaudited)

REVENUE
  Computer and add-on hardware               $ 2,002,874         $ 2,084,099
  Services                                     7,080,054           8,353,353
  Product licenses                             2,598,874           1,910,875
                                             ------------         ------------
NET REVENUE                                   11,681,802          12,348,327

COST OF REVENUE
  Computer and add-on hardware                 1,822,109           1,771,776
  Services                                     4,017,840           5,340,983
  Product licenses and development             1,547,952           1,639,604
                                            ------------        ------------
TOTAL COST OF REVENUE                          7,387,901           8,752,363

EXPENSES
  Marketing and sales                          2,104,668           1,774,570
  General and administrative                   1,455,368           1,725,593
  Amortization of goodwill                       115,179             129,439
                                            ------------         ------------
TOTAL EXPENSES                                 3,675,215           3,629,602

EARNINGS (LOSS) FROM OPERATIONS                  618,686             (33,638)

INTEREST EXPENSE - NET                          (198,023)           (236,423)
                                             ------------         ------------
EARNINGS (LOSS) BEFORE INCOME TAXES              420,663            (270,061)

INCOME TAXES                                     168,000                -
                                            ------------          ------------
NET EARNINGS (LOSS)                         $    252,663          $ (270,061)
                                            ============         ============

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                      $.07               ($.06)
                                             ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING        3,690,696           4,198,337
                                            ============          ============

See Notes to Condensed Consolidated Financial Statements.


                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended
                                                   June 30,
                                           ----------------------------
                                             1997           1996
                                           ----------------------------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                         $  252,663         $  (270,061)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization              868,166           1,204,718
      Changes in assets and liabilities         (909,972)           (440,971)
                                             ------------         ------------
           Total adjustments                     (41,806)            763,747
                                             ------------         ------------
  Net cash provided by operating
    activities                                   210,857             493,686

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment            (89,842)           (248,004)
  Additions to software                          (40,082)           (599,733)
  Reduction (increases) in sales-type
    leases                                        (9,009)             59,678
  Other assets                                   101,194             (31,910)
                                             ------------          ------------
  Net cash used for investing
    activities                                   (37,739)           (819,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank and
    other notes                                 (700,000)            550,000
  Increase (decrease) in long-term
    debt                                         250,000            (225,612)
  Issuance of common stock                        57,797              61,947
                                             ------------          ------------
  Net cash provided by (used for)
    financing activities                        (392,203)            386,335
                                             ------------          ------------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                       (219,085)             60,052
  Balance, beginning of year                     674,239             404,026
                                             ------------          ------------
  Balance, end of period                     $   455,154          $  464,078
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the six months ended June 30, 1997 and June 30, 1996, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

Note 2 - Notes Payable
----------------------

In April 1997, the Company received $250,000 in funding under a three- year term note through a state agency. The note calls for monthly interest payments for six months beginning in May 1997 and monthly payments of $8,333 for principal plus interest at the rate of prime plus 3 1/2% commencing in November 1997. The note, which is subordinate to the interest of the Company's existing lender, is secured by the assets of ASA International Ltd. and is guaranteed by the Company.


                                 Item 2

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
          -----------------------------------------------------------

In addition to the historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding revenues, gross margins, future marketing efforts, and potential acquisitions. Such statements involve a number of risks and uncertainties, including but not limited to those discussed below and those identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward- looking statements to reflect events or circumstances arising after the date hereof.

                           Results of Operations

                           Second Quarter of 1997
                                 compared to
                           Second Quarter of 1996


                                      (000's omitted)
                         ---------------        --------------------
                           Revenue               Increase/(Decrease)
                         ---------------        --------------------
                         1997       1996        Amount     Percentage
                         ----       ----       ------      ----------
Computer and add-on
  hardware              $ 1,361   $  811       $ 550         68%
Services                  3,840    3,669         171          5%
Product licenses          1,401    1,144         257         22%
                       --------  --------     --------    --------
  Net revenue           $ 6,602  $ 5,624       $ 978         17%
                       ========  ========     ========    ========


REVENUE

    Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, for catalog direct marketers, and for the automotive and legal markets. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from client service and support. The Company's total revenues increased by approximately $978,000, or 17%, for the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996. Revenue from existing businesses increased by approximately

                                     Item 2
                                  - continued -

$2,432,000, or 58%, for the period when compared to the second quarter of 1996 and includes no revenue from the international trade product line in the 1997 period, as compared to $1,454,000 in the 1996 period, due to the sale of this product line in December 1996.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $550,000, or 68%, for the three months ended June 30, 1997, compared to the same period in 1996. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased product license sales.

   Services. Services are comprised of fees generated from training, consulting, and ongoing client support provided under self-renewing maintenance agreements. Service revenues increased by approximately $171,000, or 5%, for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. Service revenue from existing businesses increased by approximately $1,071,000, or 39%, for the period, when compared to the second quarter of 1996, and the revenue from the international trade product line is eliminated. The change was due to increases in software license revenues which were accompanied by client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed client base.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Software license revenues increased by approximately $257,000, or 22%, for the second quarter of 1997, compared to the same period in 1996. Product license revenue from existing businesses increased by approximately $673,000, or 93%, for the period, when compared to the second quarter of 1996, and the revenue from the international trade product line is eliminated. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.


 COST OF REVENUE

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $543,000, or 75%, for the three months ended June 30, 1997, compared to the prior period. The increase in dollar amount for the cost of hardware revenues for the three months ended June 30, 1997 was due primarily to increased unit sales of hardware products accompanying increased product license sales.

                                     Item 2
                                  - continued -

The gross margin percentage for hardware sales decreased to 7% for the three months ended June 30, 1997, from 10%, in the same period in 1996. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $103,000 for the three months ended June 30, 1997, compared to the second quarter of 1996. The decrease reflects the elimination of the cost of service related to the international trade product line which was sold in December 1996. The gross margin percentage for services for the second quarter of 1997 increased to approximately 43% from 37% of revenue from services in the second quarter of 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development remained approximately the same for the quarter ended June 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.


EXPENSES

     Sales and marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Sales and marketing expenses increased by approximately $158,000, or 17%, for the quarter ended June 30, 1997, compared to the second quarter in 1996. The change in sales and marketing expenses primarily reflects increases in sales staffing and the higher sales commissions associated with increased

                                     Item 2
                                  - continued -

revenues, partially offset by the expenses related to the international trade product line.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $201,000 for the three months ended June 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line and the Company's efforts to leverage its existing infrastructure.

Net earnings for the second quarter of 1997 were approximately $211,000, as compared to a net loss of approximately $262,000 for the second quarter of 1996. The change resulted from an increase in earnings from operations of approximately $599,000, a decrease in net interest expense of approximately $26,000, partially offset by an increase in income tax expense of $152,000.

                                 Item 2
                               - continued -

                       Six Months Ended June 30, 1997
                                compared to
                       Six Months Ended June 30, 1996


                                (000's omitted)
                        ---------------           --------------------
                           Revenue                 Increase/(Decrease)
                        ---------------           --------------------
                         1997       1996          Amount     Percentage
                         ----       ----         ------      ----------
Computer and add-on
  hardware             $ 2,003     $ 2,084       $ (81)       (4%)
Services                 7,080       8,353      (1,273)      (15%)
Product licenses         2,599       1,911         688        36%
                       --------   --------     --------    --------
  Net revenue          $11,682     $12,348      $ (666)       (5%)
                        ========   ========     ========    ========

REVENUE

     Net revenue. The Company's net revenues decreased by approximately $666,000, or 5%, for the period ended June 30,1997, compared to the period ended June 30, 1996. Revenue from existing businesses increased by approximately $2,180,000, or 23%, for the period when compared to the first six months of 1996 and includes no revenue from the international trade product line in the 1997 period, as compared to $2,846,000 in the 1996 period, due to the sale of this product line in December 1996.

     Computer and add-on hardware. Hardware revenues decreased by approximately $81,000, or 4%, for the six months ended June 30, 1997, compared to the same period in 1996. Computer and add-on hardware revenue from existing businesses increased by approximately $412,000, or 26%, for the period when compared to the first six months of 1996 and revenue from international trade product line is eliminated. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased product license sales.

     Services. Service revenues decreased by approximately $1,273,000, or 15%, for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. Service revenue from existing businesses increased by approximately $555,000, or 9%, for the period when compared to the first six months of 1996 and revenue from international trade product line is eliminated. The change was due to increases in software license revenues that were accompanied by client requirements for training and consulting services.


                                     Item 2
                                  - continued -

     Product licenses. Software license revenues increased by approximately $688,000, or 36%, for the first six months of 1997 compared to the same period in 1996. Product license revenue from existing businesses increased by approximately $1,212,000, or 63%, for the period when compared to the first six months of 1996 and revenue from international trade product line is eliminated. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.


COST OF REVENUE

     Computer and add-on hardware. Cost of hardware revenues increased by approximately $50,000, or 3%, for the six months ended June 30, 1997, compared to the prior period. The increase in dollar amount for the cost of hardware revenues for the six months ended June 30, 1997 was due primarily to increased unit sales of hardware products accompanying increased product license sales. The gross margin percentage for hardware sales decreased to 9% for the six months ended June 30, 1997, from 15%, in the same period in 1996. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

     Services. Cost of services decreased by approximately $1,323,000, or 25%, for the six months ended June 30, 1997, compared to the first six months of 1996. The decrease reflects the elimination of the cost of service related to the international trade product line. The gross margin percentage for services for the first six months of 1997 increased to approximately 43% from 36% of revenue from services in the first six months of 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues and development decreased by approximately $92,000, or 6%, for the period ended June 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.


                                     Item 2
                                  - continued -

EXPENSES

     Sales and marketing. Sales and marketing expenses increased by approximately $330,000, or 19%, for the period ended June 30, 1997, compared to the first six months in 1996. The change in sales and marketing expenses primarily reflects increases in sales staffing and the higher sales commissions associated with increased revenues, partially offset by the expenses related to the international trade product line, that was sold in December 1996.

     General and administrative. General and administrative expenses decreased by approximately $270,000, or 16%, for the six months ended June 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line and the Company's efforts to leverage its existing infrastructure.

Net earnings for the six months ended June 30, 1997 was approximately $253,000, as compared to a net loss of approximately $270,000 for the comparable period in 1996. The change resulted from an increase in earnings from operations of approximately $652,000, and a decrease in net interest expense of approximately $39,000, which were partially offset by an increase in income tax expense of approximately $168,000.

                         Liquidity and Capital Resources


The Company had total cash and cash equivalents at June 30, 1997 of approximately $455,000, a decrease of approximately $219,000 from December 31, 1996. The Company and its subsidiaries currently have a maximum line of credit totaling $2,000,000, of which approximately $1,665,000 was available at June 30, 1997.

In April 1997, the Company received $250,000 in funding under a three- year term note through a state agency. The note calls for monthly interest payments for six months beginning in May 1997 and monthly payments of $8,333 for principal plus interest at the rate of prime plus 3 1/2% commencing in November 1997. The note, which is subordinate to the interest of the Company's existing lender, is secured by the assets of ASA International Ltd. and is guaranteed by the Company.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions.

Over the past two years, the Company has expended significant working capital on the development of a new generation of software products. The level of these expenditures decreased by approximately $560,000, or 93%, in the first six months of 1997, compared to the same period in 1996. However, as rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development primarily from its cash from operations and bank debt.

The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter which are difficult to forecast. Large orders for the Company's products often have a lengthy sales cycle while the customer evalutes and receives approvals for the purchase of the products. It may be difficult to accurately predict the sales cycle of any large order. If one or more large order fails to close as forecasted in a fiscal quarter, the Company's revenues and operating results could be materially adversely affected. In addition, the Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital.


                         Liquidity and Capital Resources
                                  - continued -

The Company's future financial performance is also dependent in large part on the successful development, introduction, and customer acceptance of new and enhanced versions of its software products. Due to the rapid change in vendor hardware platforms, operating systems, and updated versions, the complexity and expense of developing, testing, and maintaining the Company's products has increased. There can be no assurance that these efforts will be successful or result in significant product enhancements.

Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.


                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On May 9, 1997, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

     1. To elect five (5) members to the Board of Directors. Nominees for Director were: (a) Alfred C. Angelone; (b) William A. Kulok; (c) James P. O'Halloran; (d) Gordon J. Rollert; and (e) Robert L. Voelk; and

     2. To ratify and confirm the appointment of BDO Seidman, LLP, as the independent accountants for the Company for the fiscal year ending December 31, 1997 ("Proposal No. 2"); and

     3. Share owner proposal regarding executive compensation limits ("Proposal No. 3").

Of the 4,087,706 shares of the Company's Common Stock of record as of March 27, 1997 able to be voted at the Annual Meeting, a total of approximately 3,321,810 shares were voted, or approximately 81.26% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1 and No. 2 were adopted, and Proposal No. 3 was rejected, with the vote totals as follows:

                                                   Shares
                                 Shares            Voting      Shares         Shares
Proposal                       Voting For          Against     Abstaining    Not Voted
--------                       ----------         -------      ----------    ---------

 Proposal No. 1
 --------------
(a) Alfred C. Angelone         3,191,934           50,204       79,672
(b) William A. Kulok           3,198,854           43,484       79,472
(c) James P. O'Halloran        3,231,834           10,504       79,472
 (d) Gordon J. Rollert         3,196,954           45,484       79,372
(e) Robert L. Voelk            3,221,954           20,484       79,372

  Proposal No. 2               3,201,433           69,891       50,486
  --------------

  Proposal No. 3                 341,383        1,729,704       23,697       1,227,026
  --------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -

              The following exhibits are filed with this report:

              10-1 Secured Term Note between ASA International Ltd. and the Economic Stabilization Trust, dated
                    April 10, 1997.

              10-2  Loan and Security Agreement between ASA
                    International Ltd. and the Economic Stabilization Trust, dated April 10, 1997.

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K - None.

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

 8/08/97                                /s/ Alfred C. Angelone
------------                         ------------------------------
  (Date)                                   (Signature)
                                       Alfred C. Angelone
                                       Chief Executive Officer


 8/08/97                               /s/ Terrence C. McCarthy
 ------------                        ------------------------------
  (Date)                                   (Signature)
                                       Terrence C. McCarthy
                                       Vice President and Treasurer