Form 10-Q
period 1997-09-30
ASA INTERNATIONAL LTD
filed 1997-11-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1997      Commission File Number: O-14741
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


Yes: X      No:

     As of September 30, 1997, there were 3,300,036 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,      December 31,
                                                 1997            1996
                                            -------------      ------------
                                             (Unaudited)
                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,027,170      $    674,239
  Receivables - net                            4,601,796         3,753,971
  Computer hardware held for resale               77,730            87,750
  Other current assets                           781,474           710,130
                                             -----------        -----------

TOTAL CURRENT ASSETS                           6,488,170         5,226,090

PROPERTY AND EQUIPMENT (less
  depreciation of $3,463,519 and
  $3,194,815, respectively)                    4,239,827         4,352,408

SOFTWARE (less amortization of
  $6,302,031 and $5,433,284, respectively)     3,829,938         4,657,840

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,576,727
  and $1,403,960, respectively)                  753,348           873,205

OTHER ASSETS                                   1,227,236         1,520,435
                                              -----------      -----------

                                             $16,538,519       $16,629,978
                                             ===========       ===========

See Notes to Condensed Consolidated Financial Statements.


                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,      December 31,
                                                 1997             1996
                                            -------------      ------------
                                             (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Revolving credit and bank note           $       0           $  795,000
  Accounts payable                           839,383            1,360,585
  Accrued expenses                         1,874,244            1,484,794
  Other current liabilities                2,106,015            1,585,796
                                           -----------        -----------
TOTAL CURRENT LIABILITIES                  4,819,642            5,226,175

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                               2,884,446            3,011,976

DEFERRED TAXES                               380,000              380,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock                                40,954               39,842
  Additional paid-in capital               7,393,165            7,344,564
  Retained earnings                        2,552,754            2,159,863
                                          -----------         -----------
                                           9,986,873            9,544,269
Less:  treasury stock, at cost             1,532,442            1,532,442
                                          -----------         -----------
                                           8,454,431            8,011,827
                                          -----------         -----------
                                         $16,538,519          $16,629,978
                                         ===========          ===========

See Notes to Condensed Consolidated Financial Statements.


                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                   September 30,
                                              ----------------------------
                                                1997           1996
                                              ----------------------------
                                                   (Unaudited)

REVENUE
  Computer and add-on hardware              $   894,520        $ 1,104,993
  Services                                    3,673,790          3,528,164
  Product licenses                            1,670,837          1,840,090
                                            ------------       ------------
NET REVENUE                                   6,239,147          6,473,247

COST OF REVENUE
  Computer and add-on hardware                  803,012            848,508
  Services                                    2,181,041          2,318,764
  Product licenses and development              795,310            899,324
                                            ------------       ------------
TOTAL COST OF REVENUE                         3,779,363          4,066,596

EXPENSES
  Marketing and sales                         1,186,327          1,200,382
  General and administrative                    718,818            974,326
  Amortization of goodwill                       57,589             64,763
                                            ------------       ------------
TOTAL EXPENSES                                1,962,734          2,239,471

EARNINGS FROM OPERATIONS                        497,050            167,180

INTEREST EXPENSE - NET                          (78,822)           (87,542)
OTHER EXPENSE                                  (184,000)               -
                                            ------------        ------------
EARNINGS BEFORE INCOME TAXES                    234,228             79,638

INCOME TAXES                                     94,000                -
                                            ------------        ------------
NET EARNINGS                                $   140,228          $  79,638
                                            ============        ============

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                     $.04               $.02
                                            ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING       3,546,037          4,333,398
                                            ============        ============

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Nine Months Ended
                                                  September 30,
                                            ----------------------------
                                              1997           1996
                                            ----------------------------
                                                   (Unaudited)

REVENUE
  Computer and add-on hardware             $ 2,897,394      $ 3,189,092
  Services                                  10,753,844       11,881,517
  Product licenses                           4,269,711        3,750,965
                                            ------------   ------------
NET REVENUE                                 17,920,949       18,821,574

COST OF REVENUE
  Computer and add-on hardware               2,625,121        2,620,284
  Services                                   6,198,880        7,659,746
  Product licenses and development           2,343,262        2,538,927
                                            ------------   ------------
TOTAL COST OF REVENUE                       11,167,263       12,818,957

EXPENSES
  Marketing and sales                        3,290,995        2,974,953
  General and administrative                 2,174,186        2,699,920
  Amortization of goodwill                     172,768          194,201
                                            ------------   ------------
TOTAL EXPENSES                               5,637,949        5,869,074

EARNINGS FROM OPERATIONS                     1,115,737          133,543

INTEREST EXPENSE - NET                        (276,846)        (323,966)
OTHER EXPENSE                                 (184,000)           -
                                            ------------    ------------
EARNINGS (LOSS) BEFORE INCOME TAXES            654,891         (190,423)

INCOME TAXES                                   262,000            -
                                            ------------    ------------
NET EARNINGS (LOSS)                         $  392,891     $   (190,423)
                                            ============   ============

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  NET EARNINGS                                    $.11            ($.04)
                                            ============    ============
 WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING       3,484,036        4,365,663
                                            ============    ============

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                   September 30,
                                           ----------------------------
                                               1997           1996
                                           ----------------------------
                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                       $  392,891      $ (190,423)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization          1,318,638       1,766,338
      Loss on write-down of investment         184,000            -
      Changes in assets and liabilities       (598,550)       (306,547)
                                            ------------    ------------
           Total adjustments                   904,088       1,459,791
                                            ------------    ------------
  Net cash provided by operating
    activities                               1,296,979       1,269,368

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment         (156,121)       (253,895)
  Additions to software                        (41,766)       (849,313)
  Reduction (increases) in sales-type
    leases                                     (34,268)         78,710
  Other assets                                 123,599         (36,894)
                                            ------------     ------------
  Net cash used for investing activities      (108,556)     (1,061,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank and
    other notes                               (795,000)        100,000
  Decrease in long-term debt                   (37,295)       (331,033)
  Issuance of common stock                      (3,197)         61,947
                                            ------------    ------------
  Net cash provided by (used for)
    financing activities                      (835,492)       (169,086)
                                            ------------    ------------
CASH AND CASH EQUIVALENTS:
  Net increase                                 352,931          38,890
   Balance, beginning of year                  674,239         404,026
                                            ------------    ------------
  Balance, end of period                   $ 1,027,170      $  442,916
                                           =============   ============

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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the nine months ended September 30, 1997 and September 30, 1996, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

Note 2 - Other Expense
----------------------

In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000 with a five-year term at 6% interest (discounted value of $272,000 at 10% interest) and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The DMS shares, originally valued at $334,000, and included under the category of Other Assets on the Balance Sheet, were written down to net realizable value of approximately $150,000 at September 30, 1997. The writedown of approximately $184,000 has been recorded as an other expense for the period ended September 30, 1997.

Note 3 - Litigation
-------------------

In August 1997, the Company settled the suit and countersuit with a customer which were outstanding at December 31, 1996. The action was settled without material adverse effect on the financial condition of the Company.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 4 - New Accounting Standards Not Yet Adopted
-------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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

                              Results of Operations

                              Third Quarter of 1997
                                   compared to
                              Third Quarter of 1996

                                        (000's omitted)
                           ---------------     --------------------
                              Revenue            Increase/(Decrease)
                           ---------------      --------------------
                            1997       1996       Amount    Percentage
                            ----       ----       ------    ----------
Computer and add-on
  hardware                $ 894      $ 1,105     $ (211)       (19%)
Services                  3,674        3,528        146          4%
Product licenses          1,671        1,840       (169)        (9%)
                         --------    --------   --------    --------
  Net revenue           $ 6,239      $ 6,473     $ (234)        (4%)
                        =========    ========   ========    ========

REVENUE

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, for catalog direct marketers, and for the automotive and legal markets. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from client service and support. The Company's total revenues decreased by approximately $234,000, or 4%, for the quarter ended September 30, 1997, compared to the quarter ended

                                     Item 2

                                  - continued -

September 30, 1996. Revenue from existing businesses increased by approximately $1,470,000, or 31% for the period, when approximately $1,710,000 in revenue from the Company's international trade product line, which was sold in December 1996, is excluded from the third quarter results for 1996.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $211,000, or 19%, for the three months ended September 30, 1997, compared to the same period in 1996. Hardware revenue from existing businesses increased by approximately $276,000, or 45% for the period, when approximately $487,000 in hardware revenue from the Company's international trade product line is excluded from the third quarter results for 1996. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

     Services. Services are comprised of fees generated from training, consulting, and ongoing client support provided under self-renewing maintenance agreements. Service revenues increased by approximately $146,000, or 4%, for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. Service revenue from existing businesses increased by approximately $1,028,000, or 39%, for the period, when compared to the third quarter of 1996, and the service revenue from the international trade product line of approximately $882,000 for the 1996 period is eliminated. The change was due to increases in software license revenues which were accompanied by client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed client base.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Software license revenues decreased by approximately $169,000, or 9%, for the third quarter of 1997, compared to the same period in 1996. Product license revenue from existing businesses increased by approximately $170,000, or 11%, for the period, when compared to the third quarter of 1996, and the product license revenue from the international trade product line of approximately $339,000 for the 1996 period is eliminated. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

                                     Item 2

                                  - continued -


COST OF REVENUE

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $46,000, or 5%, for the three months ended September 30, 1997, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $300,000, or 60%, when approximately $346,000 in cost of hardware from the Company's international trade product line is excluded from the third quarter results for 1996. The increase in dollar amount for the cost of hardware revenues for the three months ended September 30, 1997 was due primarily to increased unit sales of hardware products accompanying increased product license sales and a decrease in gross margin on hardware product sales as highlighted below.

     The gross margin percentage for hardware sales decreased to 10% for the three months ended September 30, 1997, from 23%, in the same period in 1996. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $138,000 for the three months ended September 30, 1997, compared to the third quarter of 1996. The decrease reflects the elimination of the cost of service related to the international trade product line which was sold in December 1996. The gross margin percentage for services for the third quarter of 1997 increased to approximately 41% from 34% of revenue from services in the third quarter of 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $104,000 for the quarter ended September 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each

                                     Item 2

                                  - continued -

period contrasted with certain fixed expenses such as the amortization of capitalized software.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Sales and marketing expenses remained approximately the same for the quarter ended September 30, 1997, compared to the third quarter in 1996. The change in sales and marketing expenses primarily reflects increases in sales staffing and the higher sales commissions associated with increased revenues, offset by the elimination of expenses related to the international trade product line.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $256,000, or 26%, for the three months ended September 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line and the Company's efforts to leverage its existing infrastructure.

     Net earnings for the third quarter of 1997 were approximately $140,000, as compared to net earnings of approximately $80,000 for the third quarter of 1996. The change resulted from an increase in earnings from operations of approximately $330,000, a decrease in net interest expense of approximately $9,000, partially offset by other expense of $184,000 and an increase in income tax expense of $94,000.

                                     Item 2

                                  - continued -

                          Nine Months Ended September 30, 1997
                                      compared to
                          Nine Months Ended September 30, 1996

                                        (000's omitted)
                            ---------------    --------------------
                              Revenue           Increase/(Decrease)
                            ---------------    --------------------
                            1997       1996     Amount   Percentage
                            ----       ----    ------    ----------
Computer and add-on
  hardware                $ 2,897    $ 3,189   $ (292)        (9%)
Services                   10,754     11,882   (1,128)        (9%)
Product licenses            4,270      3,751      519         14%
                          --------   --------  --------    --------
  Net revenue             $17,921    $18,822   $ (901)        (5%)
                          ========   ========  ========    ========

REVENUE

     Net revenue. The Company's net revenues decreased by approximately $901,000, or 5%, for the period ended September 30, 1997, compared to the period ended September 30, 1996. Revenue from existing businesses increased by approximately $3,653,000, or 26% for the period, when approximately $4,554,000 in revenue from the Company's international trade product line, which was sold in December 1996, is excluded from the results for the first nine months of 1996.

     Computer and add-on hardware. Hardware revenues decreased by approximately $292,000, or 9%, for the nine months ended September 30, 1997, compared to the same period in 1996. Hardware revenue from existing businesses increased by approximately $688,000, or 31% for the period, when approximately $980,000 in hardware revenue from the Company's international trade product line is excluded from the results for the first nine months of 1996. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased product license sales.

     Services. Service revenues decreased by approximately $1,128,000, or 9%, for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. Service revenue from existing businesses increased by approximately $1,582,000, or 17%, for the period when compared to the first nine months of 1996 and revenue from the international trade product line of approximately $2,710,000 is

                                     Item 2

                                  - continued -

eliminated. The change was due to increases in software license revenues that were accompanied by client requirements for training and consulting services.

     Product licenses. Software license revenues increased by approximately $519,000, or 14%, for the first nine months of 1997 compared to the same period in 1996. Product license revenue from existing businesses increased by approximately $1,383,000, or 48%, for the period when compared to the first nine months of 1996 and software license revenue from international trade product line of approximately $864,000 is eliminated. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.


COST OF REVENUE

     Computer and add-on hardware. Cost of hardware revenues remained approximately the same for the nine months ended September 30, 1997, compared to the prior period. The change in dollar amount for the cost of hardware revenues for the nine months ended September 30, 1997 was due primarily to increased unit sales of hardware products accompanying increased product license sales coupled with a decrease in gross margin on hardware product sales as highlighted below. These increases in cost were offset by the elimination of the cost of hardware related to the international trade product line which was sold in December 1996.

     The gross margin percentage for hardware sales decreased to 9% for the nine months ended September 30, 1997, from 18%, in the same period in 1996. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

     Services. Cost of services decreased by approximately $1,461,000, or 19%, for the nine months ended September 30, 1997, compared to the first nine months of 1996. The decrease reflects the elimination of the cost of service related to the international trade product line. The gross margin percentage for services for the first nine months of 1997 increased to approximately 42% from 35% of revenue from services in the first nine months of 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues and development decreased by approximately $196,000, or 8%, for the

                                     Item 2

                                  - continued -

period ended September 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

EXPENSES

     Marketing and sales. Marketing and sales expenses increased by approximately $316,000, or 11%, for the period ended September 30, 1997, compared to the first nine months in 1996. The change in sales and marketing expenses primarily reflects increases in sales staffing and the higher sales commissions associated with increased revenues, partially offset by the expenses related to the international trade product line, which was sold in December 1996.

     General and administrative. General and administrative expenses decreased by approximately $526,000, or 19%, for the nine months ended September 30, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line and the Company's efforts to leverage its existing infrastructure.

     Net earnings for the nine months ended September 30, 1997 was approximately $393,000, as compared to a net loss of approximately $190,000 for the comparable period in 1996. The change resulted from an increase in earnings from operations of approximately $982,000, and a decrease in net interest expense of approximately $47,000, which were partially offset by an increase in other expense of $184,000 and income tax expense of approximately $262,000.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at September 30, 1997 of approximately $1,027,000, an increase of approximately $353,000 from December 31, 1996. The Company and its subsidiaries currently have a maximum line of credit totaling $2,000,000, all of which was available at September 30, 1997.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions.

Over the past two years, the Company has expended significant working capital on the development of a new generation of software products. The level of these expenditures decreased by approximately $808,000, or 95%, in the first nine months of 1997, compared to the same period in 1996. However, as rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development primarily from its cash from operations and bank debt.

The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter which are difficult to forecast. Large orders for the Company's products often have a lengthy sales cycle while the customer evalutes and receives approvals for the purchase of the products. It may be difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company's revenues and operating results could be materially adversely affected. In addition, the Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital.

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

                         Liquidity and Capital Resources

                                  - continued -

Subject to the foregoing, the Company believes that based on the level of operating revenue, cash on hand, and available bank debt, it has sufficient capital to finance its ongoing business.

New Accounting Standards Not Yet Adopted
----------------------------------------

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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


 11/13/97                                  /s/ Alfred C. Angelone
------------                              ------------------------------
  (Date)                                         (Signature)
                                            Alfred C. Angelone
                                            Chief Executive Officer


11/13/97                                  /s/ Terrence C. McCarthy
------------                             ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Treasurer