Form 10-K
period 1997-12-31
ASA INTERNATIONAL LTD
filed 1998-03-31
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                Commission file number:
December 31, 1997                                0-14741
-------------------------                ----------------------

                             ASA INTERNATIONAL LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    02-0398205
-------------------------------                  --------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   10 Speen Street, Framingham, MA                       01701
-----------------------------------------              ----------
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X No.
                                            ---   ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No.
                             ---  ---

          As of March 20, 1998, 3,478,316 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $5,180,000.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Document                                       Part of Form 10-K Annual
--------                                       Report in which Document
                                               is Incorporated


Definitive Proxy Statement to be
supplied to Shareholders in conjunction
with the 1998 Annual Meeting of Shareholders             Part III

Report on Form 8-K filed on January 15, 1997             Part IV

Registration Statement on Form S-18
(File number 33-3832-B)                                  Part IV

Registration Statement on Form S-1
(File number 33-15381)                                   Part IV

Registration Statement on Form S-8
(File number 33-312933)                                  Part IV

                                     PART I


ITEM 1.     Business
            --------

GENERAL

          ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 900 businesses in the United States, Canada, South America, Western Europe, and Australia. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor management market, for catalog direct marketers, and for the legal and tire dealer markets. The Company installs its software on a variety of computers and networks, including IBM Corporation ("IBM"), Hewlett Packard ("HP"), and various Unix/Open Systems hardware platforms, and provides implementation, training, custom development, and long-term software and hardware support to its clients.

          The Company is comprised of four product lines and a corporate services group. The Company's SmartTIME(R) Software Group (formerly Business Systems Group) provides electronic time recording solutions for payroll and pay rules to companies with greater than 500 employees and over $10 million in sales. The Tire Systems Group provides integrated hardware and software solutions to independent tire dealers, wholesalers, and retreaders. The Legal Systems Group provides integrated accounting and practice management solutions to law firms. Lastly, the CommercialWare Group, acquired in August 1993, specializes in delivering enterprise systems to consumer and business direct marketing companies.

          The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. ("Properties") and ASA International Ventures, Inc. ("Ventures").

          The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone.

          In December 1996, the Company completed the disposition of substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Group, (the "International Group") to TradePoint Systems LLC ("TradePoint"), a New Hampshire limited liability company. In exchange for the assets of the International Group and the assumption of the International Group's liabilities, the Company received a 16% membership interest in TradePoint and a subordinated promissory note in the face amount of $600,000 from TradePoint (the "Note"). The remaining 84% interest in TradePoint is owned by Christopher J. Crane, the former president of and a former director of the Company. Simultaneously, with the completion of this transaction, Mr. Crane resigned from all of his positions with the Company. In exchange for his interest in TradePoint, Mr. Crane (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Mr. Crane, the Company, and Alfred C. Angelone, the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by Shields & Company, Inc. The Company will account for its investment in TradePoint under the cost method.


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

SmartTIME Software (formerly Business Systems)
----------------------------------------------

          The Company designs, develops, markets, implements and supports Client/Server Enterprise-Wide software that manages the "source-to-gross" payroll process of its customers. The Company's SmartTIME(R) product (first introduced in 1993) facilitates the electronic collection of time, attendance, and labor data (the source), which is then processed against the unique pay rules of the customer to produce gross hours for payroll processing. The Company's SmartRULES(TM) product, an object oriented developed tool that interfaces with SmartTIME, allows customers who have a dynamic, complex pay rule environment, to maintain those pay rules without the need for custom programming.

          The Company offers a comprehensive set of professional and consulting services to all of its customers, including training, implementation assistance, operations support, and custom software development.

          The Company also continues to maintain, upgrade, and support legacy manufacturing management and control and accounting software based primarily on the DEC hardware platform.

Tire Systems
------------

          The Company provides integrated hardware and software multi-user solutions on Sun, DEC and Unix-based systems to independent tire dealers, wholesalers, and retreaders in the United States, Canada and Latin America for point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between approximately $15,000 and $200,000.

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

Legal Systems
-------------

          The Company provides integrated client/server-based financial management systems for law firms throughout the United States. The Company's Visual Pyramid product is a powerful, fully integrated suite of legal specific applications designed to run on PC networks. The product is written using MS Visual Studio for the front end and MS SQL Server for the back end. Systems range in price between approximately $25,000 and $500,000.

          The Company entered the legal systems marketplace in June 1991 by acquiring Quorum Legal Systems of Plymouth Meeting, Pennsylvania from Control Data Corporation. In January 1992, the Company acquired the fixed assets of Legal Data Systems of Boston, Massachusetts. In November 1994, the Company acquired certain software products of Precedent Technologies Incorporated of New Hope, Pennsylvania. The Company has approximately 240 customers in this market.

CommercialWare
--------------

          The Company provides enterprise order management and fulfillment systems to consumer, business catalog, direct marketing and electronic commerce firms. Utilizing the IBM AS/400, the Company's Mozart(TM) product is a leading industry standard for order fulfillment, customer service, and decision support systems. The Company entered this marketplace in August 1993 when it acquired CommercialWare, Inc. of Norwood, Massachusetts. The Company now believes it has an estimated 3% market share in this marketplace.

Marketing
---------

          The Company markets its products and services to new prospects and existing customers primarily using the Company's direct sales force, assisted by technical personnel. These personnel are trained in the Company's product and service offerings and in the operations of the Company's customers. The Company uses its own personnel, rather than third-party distributors, because prospects and the Company's customers often lack comprehensive computer and systems technical expertise and require a "consultative" selling approach, involving a long selling cycle.

          More importantly, the Company's objective is to develop a direct, long-term relationship with each customer. This marketing approach requires substantial, specialized knowledge of the requirements of the Company's customers generally not available from third-party distribution arrangements. These requirements result from the intangible nature of applications software and related services, the sophistication of the Company's products and the need for each customer to understand how the Company's products and services will work to meet its requirements. The Company's sales force is supported by marketing personnel who develop advertising and marketing campaigns; produce product literature, periodic newsletters, and direct mail campaigns; arrange attendance at trade shows and conventions; and sponsor seminars.

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

          The Company believes that its customer base presents continuing opportunities for sales of additional software and services. The Company's products and services generally become an integral part of the customer's business. As a result, the quality of customer support is essential to selling to existing customers.

          The Company maintains frequent contact with customers through sales and service representatives. The Company provides customer support lines to handle customer system operational issues within a prescribed response time, and continually communicates with its customers through newsletters and customer seminars. Through frequent contact with its customers by marketing and service activities, the Company believes that it can better understand customer requirements and direct its product development activities toward developing and enhancing products that should be well accepted by both existing customers and new prospects.

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

Patents and Proprietary Technology
----------------------------------

          The Company does not believe that patents are material to its business. The Company relies primarily upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. In particular, the Company generally provides only "run time" code for its software to its tire and legal clients, although time recording/labor management systems and certain legal clients may also purchase "source" code. In addition, most catalogue direct marketing clients purchase source code licenses. Insofar as the Company relies on trade secrets and unpatented know-how, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached. Certain product names of the Company are recognized as trademarks in interstate commerce and are or may be registered trademarks.

Seasonality
-----------

          The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of the United States and Canada.

Working Capital Items
---------------------

          The Company does not have any unusual trade practices which would require restrictions on working capital.

Customers
---------

          During fiscal year-ended December 31, 1997, the Company's revenue by product line was approximately as follows:

Product Line                        Revenue($)         %
------------                       -----------        ---

SmartTIME Software                 $ 7,822,000        31%
Tire Systems                         5,877,000        23
Legal Systems                        4,205,000        16
CommercialWare                       7,603,000        30
                                   -----------       ----

                                   $25,507,000       100%
                                   ===========       ====

Backlog
-------

          Set forth below is information concerning the Company's backlog at December 31, 1997 and 1996, respectively:


                                   Backlog at December 31,
                                   -----------------------

                               1997                       1996
                               ----                       ----

                                      Support                    Support
Product Line             Total      Contracts      Total        Contracts
------------             -----      ---------      -----        ---------

SmartTIME Software   $ 2,900,000   $1,100,000    $1,600,000      $1,000,000
Tire Systems           3,000,000    2,000,000     2,600,000       2,000,000
Legal Systems          2,400,000    1,500,000     2,400,000       1,600,000
CommercialWare         2,400,000      900,000     1,300,000         800,000
                     -----------   ----------    ----------      ----------

                     $10,700,000   $5,500,000    $7,900,000      $5,400,000
                     ===========   ==========    ==========      ==========

          Support contracts are generally cancelable by the Company or the Company's customers upon 90 days written notice.

Competition
-----------

          The Company's primary competitors in its target market for time and attendance and labor reporting software are Kronos, JeTech, InTime Systems, FasTech and EAS. The Company believes the principal competitive factors in this market are: management of complex pay rules; technological sophistication and vision; scaleability; platform independence; and rapid application deployment and development. The Company believes it competes favorably with respect to all of these factors.

          The Company's primary competitors for tire systems are Madden Co., Signal Software and TireMaster. The Company believes the principal competitive factors for tire systems are: complete point of sale functionality to assist sales personnel to maximize gross margin on each sale; the ability to post data automatically to the accounting system; the ability to track the manufacturing process of tire retreaders; the ability to have electronic connectivity to manufacturers; and the availability of marketing products which assist in retaining and increasing existing customer business. The Company believes it competes favorably with respect to all of these factors.

          The legal systems market is highly competitive. The Company's primary competitors for legal systems are CMS/DATA Corp., Elite Data Processing, Barrister, Prolaw, and Omega. The Company believes that the principal competitive factors in the legal systems business are: vendor reputation and references; the ability to provide 32 bit client/server products with a GUI front end and MS SQL Server back end; Year 2000 compliance; the ability to easily interface with other Windows-based applications; the ability to run both the "front office" and the "back office" applications on a single network; product reliability; and the quality of professional services and support. The Company believes it competes favorably with respect to all of these factors.

          The direct marketing systems market is highly competitive. The Company's major competitors are Smith-Gardner, Sigma Micro, and Computer Solutions. The direct marketing product competes on price/performance, ease of use, and sophistication of software. The Company believes it competes favorably with respect to all these factors. The next generation product, Mozart, unveiled in 1994, is CASE-developed and competes favorably with the products of competitors.

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

Government Regulation
---------------------

          There is presently no material government regulation with respect to the Company's business. Approvals for computer hardware from Underwriter's Laboratories and the Federal Communications Commission are obtained by the hardware manufacturer. However, the extent to which future federal, state, or local governmental regulations may regulate the Company's activities cannot be predicted, and the Company may be subject to restrictions on export of its computer systems to other countries if it seeks further expansion into non-U.S. markets.

Employees
---------

          As of December 31, 1997, the Company had 152 full time employees. Of these employees, 8 are executive officers or senior managers, 25 were engaged in marketing and sales, 62 in customer support and training, 39 in product/custom development or engineering and 18 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

ITEM 2.          Description of Properties
                 -------------------------

          The Company's Corporate Headquarters are located in a 32,000 square foot office building at 10 Speen Street, Framingham, Massachusetts. The SmartTIME Software and CommercialWare businesses are also located at this facility. The Company occupies approximately 80% of the space in the building, while tenants lease the remainder of the space. The carrying costs for the building, which was acquired in October 1991, include monthly principal and interest payments of $14,815 on a fifteen-year mortgage note along with operating costs and taxes.

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

          The Company maintains the following additional offices:

                            Current                     Date of Lease
Location                  Monthly Rent    Office Area   Expiration
--------                  ------------    -----------   -------------

Blue Bell, Pennsylvania (1) $13,149        9,214 s.f.   February 1, 1999

Kirkland, Washington         $5,913        3,720 s.f.   October 31, 2001

(1) This amount is net of $13,811 per month in rent collected on a sublease of approximately 11,206 square feet of space.


ITEM 3.   Legal Proceedings
          -----------------

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


ITEM 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal-year ended December 31, 1997, through the solicitation of proxies or otherwise.

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

          Calendar Year 1996           Low           High
          ------------------         -------       --------

          First Quarter               $1.438         $2.688
          Second Quarter              $1.375         $6.500
          Third Quarter               $1.375         $2.563
          Fourth Quarter              $0.875         $1.813

          Calendar Year 1997           Low           High
          ------------------         -------       --------

          First Quarter               $0.880         $1.625
          Second Quarter              $1.031         $1.313
          Third Quarter               $1.000         $3.375
          Fourth Quarter              $1.875         $2.813

          These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,331 holders of record of the Company's outstanding Common Stock as of March 20, 1998.

          Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, the Company is authorized to repurchase up to $500,000 of its Common Stock. In December 1991, the Company repurchased 25,000 shares at a cost of approximately $1.06 per share. The Company also repurchased shares as follows for the months indicated:

     1992          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.15
     May              10,000                         $1.53
     July              3,000                         $1.81
     August            6,700                         $1.81
                       8,100                         $2.00
     September        45,000                         $1.94
                      15,000                         $2.00
                       5,000                         $1.99
     October           5,000                         $1.88

     1993          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.54
     August           10,000                         $2.93
     September         1,800                         $3.02


     1997          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     December         23,000                         $2.29


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


ITEM 6.         Selected Consolidated Financial Data
                ----------------------------------------
                (in thousands, except per share amounts)

          The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 1997 and 1996 and 1995 and the balance sheet data as of December 31, 1997 and 1996 are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The balance sheet data as of December 31, 1995 is derived from the financial statements audited by BDO Seidman, LLP, the Company's certified public accountants, as set forth in their report not presented herein. The statement of operations data for the years ended December 31, 1994 and 1993, and the balance sheet data as of December 31, 1994 and 1993 are derived from financial statements audited by Deloitte & Touche LLP the Company's then independent auditors as set forth in their report not presented herein.

          The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

          In fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128.

                                       Years Ended December 31,
                                       ------------------------

                               1997     1996     1995       1994     1993
                               ----     ----     ----       ----     ----

Operating Data:
---------------
Revenues                     $25,507   $25,471  $31,032    $27,111   $27,863
Costs and Expenses,
  excluding income tax
  expense (credit)            24,534    26,362   29,983     26,545    27,555
Earnings (Loss)
  from Operations              1,485      (144)   1,502        920       569
Earnings (Loss)
  Before Cumulative Effect
  of Adopting SFAS No. 109       388      (649)     457        166        98
Net Earnings (Loss)              388      (649)     457        166       742
Basic Earnings (Loss) per
  Common Share before
  Cumulative Effect of
  Adopting SFAS No. 109         $.12     $(.17)    $.12       $.04      $.03
Cumulative Effect of
  Adopting SFAS No. 109            0         0        0          0      $.17
Basic Earnings (Loss) per
  Common Share                  $.12     $(.17)    $.12       $.04      $.20
Diluted Earnings (Loss) per
  Common Share before
  Cumulative Effect of
  Adopting SFAS No. 109         $.11     $(.17)    $.11       $.04      $.02
Cumulative Effect of
  Adopting SFAS No. 109            0         0        0          0      $.16
Diluted Earnings (Loss) per
  Common Share                  $.11     $(.17)    $.11       $.04      $.18



                                             December 31,
                                             ------------
                               1997     1996     1995       1994     1993
                               ----     ----     ----       ----     ----
Balance Sheet Data:
-------------------
Total Assets                 $17,826  $16,630  $19,515     $20,131   $20,826
Long-Term Obligations          2,696    3,012    2,707       3,112     3,366
Shareholders' Equity           8,398    8,012   10,110       9,652     9,486

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


Results of Operations
---------------------

Comparison of 1997 to 1996
--------------------------

                                                 (000's omitted)
                                      ---------------------------------------
                                      Revenue               Increase/(Decrease)
                                 ------------------        -------------------
                                  1997       1996         Amount    Percentage
                                  ----       ----        --------   ----------

Computer and add-on hardware    $ 5,324    $ 4,808        $  516        11%
Services                         14,005     15,832        (1,827)      (12%)
Product licenses                  6,178      4,831         1,347        28%
                                -------    -------        -------
Net Revenue                     $25,507    $25,471        $   36         0%
                                =======    =======       =======


REVENUE

          In December 1996, the Company completed the disposition of its International Trade and Transportation Systems Group. In the two years ended December 31, 1996 and 1995, this group's revenues totaled approximately $6,718,000 and $6,968,000, or 26% and 22% of total Company revenue, respectively.

          Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor management market, for catalog direct marketers, and for the tire dealers and legal markets. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from service and support.

The Company's net revenues remained approximately the same for the year ended December 31, 1997, compared to the year ended December 31, 1996. Revenue from existing businesses increased by approximately $6,754,000, or 36%, for the period, when approximately $6,718,000 in revenue from the Company's international trade product line, which was sold in December 1996, is excluded from the results for 1996.

          Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $516,000, or 11%, for the year ended December 31, 1997, compared to the same period in 1996. Hardware revenue from existing businesses increased by approximately $2,423,000 or 84% for the period, when approximately $1,907,000 in hardware revenue from the Company's international trade product line is excluded from the results for 1996. The increase of hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

          Services. Services are comprised of fees generated from training, consulting, custom development, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $1,827,000, or 12%, for the year ended December 31, 1997, compared to the year ended December 31, 1996. Service revenue from existing businesses increased by approximately $1,766,000, or 14%, for the period, when compared to 1996, and the service revenue from the international trade product line of approximately $3,593,000 for 1996 is eliminated. The change was due to increases in software license revenues which were accompanied by client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed customer base.

          Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Software license revenues increased by approximately $1,347,000, or 28%, for the year ended December 31, 1997, compared to the same period in 1996. Product license revenue from existing businesses increased by approximately $2,566,000, or 71%, for the period, when compared to 1996, and the product license revenue from the international trade product line of approximately $1,219,000 for 1996 is eliminated. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

COST OF REVENUE

          Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $918,000, or 23%, for the year ended December 31, 1997, compared to the prior year. The cost of hardware revenue from existing businesses increased by approximately $2,479,000 or 99%, when approximately $1,561,000 in cost of hardware from the Company's international trade product line is excluded from the results for 1996. The increase in dollar amount for the cost of hardware revenues for the year ended December 31, 1997 was due primarily to increased unit sales of hardware products, accompanying increased product license sales, and a decrease in gross margin on hardware product sales as discussed below.

          The gross margin percentage for hardware sales decreased to 6%, for the year ended December 31, 1997, from 15% in the same period in 1996. Margins on computer and add-on hardware fluctuate based on the mix of computer and ancillary hardware products sold and that computer hardware has become a commodity. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

          Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $2,083,000 for the year ended December 31, 1997, compared to the same period in 1996. The decrease primarily reflects the elimination of the cost of service related to the international trade product line which was sold in December 1996. The gross margin percentage for services for 1997 increased to approximately 43% from 36% of revenue from services in 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

          Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the costs associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and related overhead costs. Cost of software license revenues and development decreased by approximately $117,000 for the year ended December 31, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses of the international trade product line. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

EXPENSES

          Sales and marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and related overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and advertising. Sales and marketing expenses increased by approximately $361,000, or 9%, for the year ended December 31, 1997, compared to the same period in 1996. The change in sales and marketing expenses primarily reflects increases in sales staffing and the higher sales commissions associated with increased revenues, offset by the elimination of expenses related to the international trade product line.

          General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and related overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $643,000, or 18%, for the year ended December 31, 1997, compared to the same period in 1996. The change primarily reflects the elimination of the expenses related to the international trade product line.

          Net earnings for the year ended December 31, 1997 were approximately $388,000, as compared to a net loss of approximately $649,000 for the year ended December 31, 1996. The change resulted from an increase in earnings from operations of approximately $1,630,000, decreases in net interest expense and other expense of approximately $96,000 and $138,000, respectively, partially offset by an increase in income tax expense of $827,000.


Comparison 1996 to 1995
------------------------

                                                    (000's omitted)
                                       ---------------------------------------
                                      Revenue               Increase/(Decrease)
                                 ------------------        -------------------
                                    1996     1995         Amount     Percentage
                                    ----     ----        --------    ----------

Computer and add-on hardware      $ 4,808  $ 8,444      $ (3,636)      (43%)
Services                           15,832   16,654          (822)       (5%)
Product licenses                    4,831    5,934        (1,103)      (19%)
                                  -------  -------      ---------

Net Revenue                       $25,471  $31,032      $ (5,561)      (18%)
                                  =======  =======      =========

REVENUE

          Net revenue. The Company's net revenues decreased by approximately $5,561,000, or 18%, for the year ended December 31, 1996, compared to the year ended December 31, 1995. The change reflects an overall decline in net revenues from the electronic time recording, legal, and direct marketing systems product lines.

          Computer and add-on hardware. The decrease in computer and add-on hardware revenue of approximately $3,636,000 for the year ended December 31, 1996, compared to the same period in 1995, resulted primarily from a decrease in revenue from the international trade, electronic time recording, legal and direct marketing systems product lines. This decrease was partially offset by an increase for the same period in computer and add-on hardware revenue from the tire systems product line.

          Services. Services revenues decreased approximately $822,000, or 5%, for the year. Revenue decreases for the international trade, electronic time recording and legal systems product lines were offset by revenue increases in the tire and direct marketing systems product lines.

Gross margin from services increased to approximately 36% from 27%.
The Company's revenue and margin from services fluctuate from period to period due to the mix of contracts and projects.

     Product licenses. Software license revenue decreased by approximately $1,103,000, or 19%, for the year ended December 31, 1996, compared to the same period in 1995. The change was a result of revenue decreases from the international trade and electronic time recording products lines, partially offset by increases from the tire, legal and direct marketing systems product lines.


COST OF REVENUE

          Computer and add-on hardware. Cost of hardware revenues decreased by approximately $2,847,000, or 41%, for the year ended December 31, 1996, compared to the prior period. The change in dollar amount for the cost of hardware revenues for the year ended December 31, 1996 was due primarily to decreased unit sales of hardware products accompanying decreased product license sales.

          The gross margin percentage for hardware sales decreased to 15% for the year ended December 31, 1996, from 18%, in the same period in 1995. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

          Services. Cost of services decreased by approximately $2,043,000, or 17%, for the year ended December 31, 1996, compared to 1995. The decrease reflects the changes in service revenues noted above. The gross margin percentage for services for the year ended December 31, 1996, increased to approximately 36%, from 27%, of revenue from services in the year ended December 31, 1995. The Company's revenues and margins from services fluctuate from period to period due to changes in the mix of contracts and projects.

          Product licenses and development. Cost of software license revenues and development increased by approximately $845,000, or 33%, for the year ended December 31, 1996, compared to the same period in 1995. The change primarily reflects the increased product license and development costs for the electronic time recording and direct marketing product lines, partially offset by decreases in these expenses for the international trade, tire, and legal product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales and third-party software products and product development costs incurred in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

EXPENSES

          Marketing and sales. Marketing and sales expenses decreased by approximately $236,000, or 5%. This change primarily reflects a decrease in advertising, marketing, and commission-related expenses for the international trade, electronic time recording and tire systems product lines.

          General and administrative. Expenses for the year ended December 31, 1996 increased by approximately $366,000, or 11%, compared to the prior year. The change is the result of severance costs for the international trade product line, increases in property taxes for Company-owned facilities, and increased expense for computer equipment rental and maintenance for the direct marketing systems product line.

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

Liquidity and Capital Resources
-------------------------------

          The Company had total cash and cash equivalents at December 31, 1997 of approximately $1,283,000, an increase of approximately $609,000 from December 31, 1996. The Company and its subsidiaries currently have a maximum line of credit totaling $2,000,000, all of which was available at December 31, 1997. This line is scheduled to expire in 1998. The Company expects to renew the line under approximately the same terms of which no assurance can be given.

          The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions, although the Company has no specific plans with regard to acquisitions and has no commitments as of the date of this report.

          The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter which are difficult to forecast. Large orders for the Company's products often have a lengthy sales cycle while the prospect evaluates and receives approvals for the purchase of the products. It may be difficult to accurately predict the sales cycle of any large order. If one or more large order fails to close as forecasted in a fiscal quarter, the Company's revenues and operating results could be materially adversely affected. In addition, the Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital.

          The Company's future financial performance is also dependent in large part on the successful development, introduction, and customer acceptance of new and enhanced versions of its software products. Due to the rapid change in vendor hardware platforms, operating systems, and technology, the complexity and expense of developing, testing, and maintaining the Company's products has increased. There can be no assurance that these efforts will be successful or result in significant product enhancements. The Company intends, as it has in the past, to fund this development primarily from cash from operations and bank debt.

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

New Accounting Standards Not Yet Adopted
----------------------------------------

In June 1997, the Financial Accounting Standards Board issued two new pronouncements. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14. "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not completed its evaluation of the impact, if any, these standards may have on future financial statement disclosures.

In November 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which is effective for the Company in fiscal 1998. Management has not completed its evaluation of the impact, if any, this standard may have on future financial statements.

Other Information; Year 2000 Issue Disclosure
----------------------------------------------

The Company has evaluated the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize and process date sensitive information relating to the Year 2000. It is not anticipated that the Company will incur any negative impact as a result of this potential problem. Certain of the Company's systems are currently Year 2000 compliant. Other of the Company's applications, which utilize a two-digit century field, are expected to require little additional effort to be Year 2000 compliant.


ITEM 8.          Financial Statements and Supplementary Data
                 -------------------------------------------

     The financial statements and supplementary data are listed under Part IV,
Item 14, in this Report.


ITEM 9.          Disagreements with Accountants on Accounting and
                 Financial Disclosure
                 ------------------------------------------------

     Not applicable.


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

                                     PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports On
                 Form 8-K
                ------------------------------------------------------

(a)1.  Financial Statements.
       ---------------------
       The Consolidated Financial Statements required to be filed herein are as follows:
            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedules.
       -----------------------------
       None

(a)3.  Exhibits.
       ---------
       The following exhibits are filed with this report:

10 Promissory Note (Revolver) between ASA International Ltd. and CoreStates Bank, N.A., dated June 30, 1997.

21     Subsidiaries of Registrant.

23     Consent of BDO Seidman, LLP, independent certified public accountants.

27     Financial Data Schedule

A) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1997:

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

10-2   Promissory Note (Term) between ASA International Ltd. and
       CoreStates Bank, N.A., dated December 10, 1996.

10-4 Security Agreement between ASA International Ventures, Inc. and CoreStates Bank, N.A., dated December 10, 1996.

10-5 Guarantee between ASA International Ltd. and CoreStates Bank, N.A., dated December 10, 1996.

B) The following exhibits and Financial Statements were filed with the Registrant's Form 8-K on January 15, 1997 and are incorporated herein by reference:

2(b) Pro forma financial information for the Registrant.

        The following unaudited pro forma condensed consolidated financial statements are filed with this report:

            Pro Forma Condensed Consolidated Balance Sheet at
            September 30, 1996                            F-1 to F-2

            Pro Forma Condensed Consolidated Statements of Operations.
                 Year Ended December 31, 1995             F-3
                 Nine Months Ended September 30, 1996     F-4

        The Pro Forma Condensed Consolidated Balance Sheet of the
        Registrant as of September 30, 1996 reflects the financial position of the Registrant after giving effect to the disposition of the assets and assumption of the liabilities discussed in Item 2 and assumes the disposition took place on September 30, 1996. The Pro Forma Condensed Consolidated Statements of Operations for the fiscal year ended December 31, 1995 and the nine months ended September 30, 1996 assume that the disposition occurred on January 31, 1995, and are based on the operations of the Registrant for the year ended December 31, 1995, and the nine months ended September 30, 1996, respectively.

        The unaudited pro forma condensed consolidated financial statements have been prepared by the Registrant based upon assumptions deemed proper by it. The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the future financial position or results of operations or actual results that would have occurred had the transactions been in effect as of the dates presented.

        The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the Registrant's historical financial statements and related notes.

2(c) Reorganization Agreement by and between the Registrant, TradePoint Systems LLC and Christopher J. Crane.

C) The following exhibits were filed with the Registrant's Form 8-K on November 27, 1996 and are incorporated herein by reference:

2(a) First Amendment to the Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Progressive Computer Systems, Inc. dated October 18, 1996.

2(b)   Second Amendment to the Purchase Agreement dated November 15, 1996.

D) The following exhibits were filed with the Registrant's Form 8-K on September 20, 1996 and are incorporated herein by reference:

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

10-3 Consent to Assignment of Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4   Agreement for Purchase and Sale of Assets between ASA
       International Ventures, Inc. and ASA Incorporated, dated
       December 29, 1995.

10-5   Agreement for Purchase and Exchange of Assets between ASA
       International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

10-6 Agreement for Exchange of Intangibles between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

F) The following document is incorporated by reference to the Registrant's Form 8-K filed on August 31, 1995:

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

10-4 Security Agreement between ASA International Ltd. and CoreStates Bank, N.A., dated November 3, 1994.

H) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1994:

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

10-3 Collateral Assignment of Leases between ASA Properties, Inc., and Berkshire Life Insurance Company, dated September 28, 1993.

10-4 Collateral Assignment and Security Agreement between ASA Properties, Inc., and Berkshire Life Insurance Company, dated September 28, 1993.

10-5 Promissory Note between ASA Properties, Inc., and Granite State Development Corporation, dated December 23, 1992.

10-6 Servicing Agent Agreement between ASA Properties, Inc., and Colson Services Corporation, dated May 12, 1993.

10-15 Amendment to Merger Agreement by and among the Company, ASA Incorporated, CommercialWare, Donald Askin, and Jonathan Ellman, dated September 15, 1993.

I) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1993:

10-3   Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4 Mortgage and Security Agreement between ASA Properties, Inc. and Sun Life Assurance Company of Canada.

10-5 Promissory Note of ASA Properties, Inc. in favor of Sun Life Assurance Company of Canada.

J) The following document is incorporated by reference to the Registrant's Form 8-K filed on September 29, 1993:

10-1 Agreement and Plan of Merger by and among the Company, ASA Incorporated, CommercialWare, Donald Askin, and Jonathan Ellman, dated as of August 31, 1993.

K) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1988:

3b     Bylaws, as amended.

L) The following documents are incorporated by reference to the Company's Registration Statement on Form S-18 (File number 33-5832-B):

4c     Specimen Convertible Note.

M) The following documents are incorporated by reference to the Company's Registration Statement on Form S-1 (File number 33-15381):

3a     Certificate of Incorporation, as amended.


(b)    Reports on Form 8-K.
       --------------------
None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASA INTERNATIONAL LTD.

                                 By  /s/ Alfred C. Angelone
                                 ---------------------------------
                                    Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                            Capacity                 Date
----                            --------                 ----


/s/ Alfred C. Angelone          Director, Chief          March 30, 1998
--------------------------      Executive Officer,
Alfred C. Angelone              and President
                                (principal executive
                                officer and principal
                                accounting officer)

/s/ James P. O'Halloran         Director                 March 30, 1998
--------------------------
James P. O'Halloran


/s/ Gordon J. Rollert           Director                 March 30, 1998
--------------------------
Gordon J. Rollert


/s/ William A. Kulok            Director                 March 30, 1998
--------------------------
William A. Kulok


/s/ Robert L. Voelk             Director                 March 30, 1998
--------------------------
Robert L. Voelk

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ASA INTERNATIONAL LTD.


We have audited the accompanying consolidated balance sheets of ASA International Ltd. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP


Boston, Massachusetts
March 13, 1998


ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                   -------------
                                                1997          1996
                                                ----          ----
     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents             $ 1,282,817        $ 674,239
     Receivables -- net                      5,926,610        3,753,971
     Computer hardware held for resale         237,642           87,750
     Other current assets                      651,843          710,130
                                           -----------       -----------
TOTAL CURRENT ASSETS                         8,098,912        5,226,090
                                           -----------       -----------
PROPERTY AND EQUIPMENT:
     Land and buildings                      3,863,351        3,857,021
     Computer equipment                      2,883,864        2,548,511
     Office furniture and equipment            856,224          842,659
     Leasehold improvements                     36,574           36,574
     Vehicles                                  258,814          262,458
                                           -----------       -----------
                                             7,898,827        7,547,223

     Accumulated depreciation
       and amortization                      3,617,402        3,194,815
                                           -----------       -----------
NET PROPERTY AND EQUIPMENT                   4,281,425        4,352,408
                                           -----------       -----------
SOFTWARE
  (less cumulative amortization
  of $6,634,296 and $5,433,284)              3,496,798        4,657,840

COST EXCEEDING NET ASSETS ACQUIRED
  (less cumulative amortization
  of $1,634,320 and $1,403,960)                695,755          873,205

OTHER ASSETS                                 1,252,812        1,520,435
                                           -----------      ------------
                                           $17,825,702      $16,629,978
                                           ===========      ============

See notes to consolidated financial statements.



                                                      December 31,
                                                     -------------
                                                    1997          1996
                                                   ----           ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving credit note                        $  -           $ 795,000
     Accounts payable                          2,263,573         1,360,585
     Accrued expenses                          1,575,813         1,228,339
     Accrued commissions                         538,558           256,455
     Customer deposits                           497,190           377,550
     Deferred revenue                            820,563           813,371
     Current maturities of
      long-term obligations                      420,423           394,875
                                              ----------       -----------
TOTAL CURRENT LIABILITIES                      6,116,120         5,226,175
                                              ----------       -----------
LONG-TERM OBLIGATIONS,
  NET OF CURRENT MATURITIES                    2,696,020         3,011,976
                                              ----------       -----------
DEFERRED INCOME TAXES                            616,000          380,000
                                              ----------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share: Authorized
    and unissued, 1,000,000 shares                  -             -
  Common stock, par value
    $.01 per share: Authorized, 6,000,000
    shares; issued 4,096,502 and 3,984,237
    shares; outstanding, 3,278,106
    and 3,188,841 shares                          40,965           39,842
  Additional paid-in capital                   7,394,281        7,344,564
  Retained earnings                            2,548,013        2,159,863
                                             ------------     -----------
                                               9,983,259        9,544,269

  Less treasury stock, at cost                 1,585,697        1,532,442
                                             ------------      -----------

                                               8,397,562        8,011,827
                                             ------------    -------------

                                             $17,825,702      $16,629,978
                                             ============     ===========

See notes to consolidated financial statements.




ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                        --Years Ended December 31,--
                                       1997        1996    1995
                                       ----        ----    ----
REVENUES
  Computer and add-on hardware    $ 5,323,734  $ 4,808,082  $ 8,443,995
  Services                         14,005,494   15,831,948   16,654,125
  Product licenses                  6,177,507    4,830,947    5,934,237
                                  ------------ ------------  ------------
NET REVENUE                        25,506,735   25,470,977   31,032,357
                                  ------------ ------------ ------------
COST OF REVENUE
  Computer and add-on hardware      4,992,025    4,073,528    6,920,796
  Services                          8,010,547   10,093,562   12,136,916
  Product licenses and development  3,326,174    3,442,981    2,598,035
                                  ------------ ------------  ------------
TOTAL COST OF REVENUE              16,328,746   17,610,071   21,655,747
                                  ------------ ------------  ------------
EXPENSES
  Marketing and sales               4,487,320    4,126,394    4,362,178
  General and administrative        2,974,900    3,617,931    3,252,290
  Amortization of goodwill            230,360      260,833      260,523
                                  ------------ ------------   ------------
TOTAL EXPENSES                      7,692,580    8,005,158    7,874,991
                                  ------------ ------------   ------------
EARNINGS (LOSS) FROM OPERATIONS     1,485,409     (144,252)   1,501,619
INTEREST EXPENSE                     (419,039)    (424,738)    (463,199)
INTEREST INCOME                        90,780         -          10,894
OTHER EXPENSE                        (184,000)    (322,333)        -
                                  ------------ ------------   ------------
EARNINGS (LOSS) BEFORE
   INCOME TAXES (CREDIT)              973,150     (891,323)   1,049,314

INCOME TAXES (CREDIT)                 585,000     (242,000)     592,000
                                  ------------ ------------   ------------

NET EARNINGS (LOSS)               $   388,150  $  (649,323)  $  457,314
                                  ============ ============  ============
BASIC EARNINGS (LOSS) PER
  COMMON SHARE:

    NET EARNINGS (LOSS)                  $.12       $(.17)         $.12
                                  ============ ============   ============

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:

    NET EARNINGS (LOSS)                  $.11       $(.17)         $.11
                                  ============ ============   ============

                See notes to consolidated financial statements.

ASA INTERNATIONAL LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------

                Common Stock                             Treasury Stock
                ------------                             --------------
                                    Additional
                                    Paid-in      Retained
              Shares     Amount     Capital      Earnings      Shares      Amount     Total
              ------     -------  ----------     --------       ------     ------     -----
BALANCES,
  1/1/95     3,917,268    $39,173   $7,681,632  $2,351,872    129,799       $(420,442)  $ 9,652,235
Exercise of
  stock
  options           48       -              43        -           -            -                 43
Net earnings         -       -               -     457,314        -            -            457,314
             ---------   --------- ----------- ----------- -----------      ------------ ------------
BALANCES,
  12/31/95   3,917,316     39,173    7,681,675   2,809,186    129,799         (420,442)  10,109,592
Exercise of
  stock
  options       66,921        669       61,589        -          -                -          62,258
Reacquisition
  of stock on
  sale of
  TradePoint      -            -          -           -       665,597       (1,112,000)  (1,112,000)
Surrender of
  stock options
  on sale of
  TradePoint     -            -       (398,700)       -          -               -         (398,700)
Net loss         -            -          -       (649,323)       -               -         (649,323)
             ---------   -------   -----------  ----------    -------     ------------   ------------
BALANCES,
  12/31/96   3,984,237    39,842     7,344,564  2,159,863    795,396         (1,532,442)  8,011,827
Exercise of
  stock
  options        8,143        82         7,847        -          -               -            7,929
Issuance of
  contingent
  shares       104,122     1,041        51,870        -          -               -           52,911
Purchase of
  Treasury
  Stock          -           -            -           -       23,000            (53,255)    (53,255)
Repurchase of
  stock
  options        -           -         (10,000)       -          -               -          (10,000)
Net earnings     -           -             -        388,150      -               -          388,150
              --------- -------     ----------- -----------   -------       ------------ ------------
BALANCES,
12/31/97     4,096,502   $40,965     $7,394,281  $2,548,013  818,396        $(1,585,697) $ 8,397,562
             =========   =======     =========== =========== =======        ============ ============

See notes to consolidated financial statements.


ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 ---Years Ended December 31,---
                                                1997       1996         1995
                                               ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                       $  388,150   $ (649,323)   $  457,314
                                           -----------  -----------   -----------
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operating activities:
   Depreciation and amortization            1,864,730    2,397,313     2,167,419
   Deferred taxes                             236,000     (237,000)      500,000
   Doubtful receivables provision             125,381       32,546       (62,621)
   Loss on sale of TradePoint                   -          322,333          -
   Changes in assets and liabilities,
    net of effects of acquisitions:
    Receivables                            (2,298,020)     604,265       122,798
    Computer hardware held for resale        (149,892)     150,874        75,212
    Other current assets                       58,287      (55,759)      450,421
    Accounts payable                          902,988      316,633      (836,530)
    Accrued expenses                          629,577     (427,170)     (431,211)
    Other current liabilities                 126,832       47,427      (180,863)
                                           -----------  -----------    -----------
   Total adjustments                        1,495,883    3,151,462     1,804,625
                                           -----------  -----------    -----------
 Net cash provided by operating
  activities                                1,884,033    2,502,139     2,261,939
                                           -----------  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment         (249,743)    (302,729)     (429,637)
 Additions to software                        (39,967)  (1,506,559)   (1,054,043)
 Reductions (increases) in
  sales-type leases                              -         146,002       112,152
 Cash transferred upon
  sale of TradePoint                             -        (718,197)          -
 Other assets                                 257,623       56,912       (50,127)
                                            -----------  -----------  -----------
 Net cash used for investing
  activities                                  (32,087)  (2,324,571)   (1,421,655)
                                            ----------  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank and
  other notes                                (795,000)    (230,000)       50,000
 Reduction in long-term debt                 (643,042)    (414,613)     (496,682)
 Increase in long-term debt                   250,000      675,000          -
 Issuance of common stock                       7,929       62,258            43
 Purchase of Treasury Stock                   (53,255)        -             -
 Repurchase of stock options                  (10,000)        -             -
                                           -----------  -----------  -----------
 Net cash provided by (used for)
  financing activities                     (1,243,368)      92,645      (446,639)
                                          -----------   -----------  -----------


CASH AND CASH EQUIVALENTS:
 Net increase                                 608,578      270,213       393,645
 Balance, beginning of year                   674,239      404,026        10,381
                                          -----------  -----------   -----------
Balance, end of year                       $1,282,817   $  674,239    $  404,026
                                          ===========  ===========   ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1997, the Company acquired $102,634 of equipment through a capital lease transaction.

During 1997, the Company issued contingently issuable common stock in the amount of $52,911.

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, 1995


A.  Summary of Significant Accounting Policies:

Business description and principles of consolidation The Company develops, markets, and provides services for its proprietary enterprise and point-solution software products and distributes computer hardware to its software customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. and ASA International Ventures, Inc., after elimination of all material inter-company balances and transactions.

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

Property and equipment
Property and equipment are stated at cost. Depreciation for equipment and vehicles is recorded on the straight-line method, based on the estimated useful lives of the related assets (ranging from 3 to 7 years). Buildings are depreciated over 40 years. Equipment under

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

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

Software
The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. Total amortization of software charged to operations was approximately $1,201,000, $1,655,000 and $1,346,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Income taxes
Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Net earnings (loss) per share
In fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the requirements of SFAS 128.

New Accounting Standards Not Yet Adopted
-----------------------------------------

In June 1997, the Financial Accounting Standards Board issued two new pronouncements. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14. "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not completed its evaluation of the impact, if any, these standards may have on future financial statement disclosures.

In November 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which is effective for the Company in fiscal 1998. Management has not completed its evaluation of the impact, if any, this standard will have on future financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (continued)


B.  Business Acquisitions and Divestitures:

Acquisitions
The Company has consummated the following business combination using the purchase method of accounting during the three years ended December 31, 1997. The Company's consolidated statements of operations include the operating results of this entity from its acquisition date.

In November 1994, the Company completed the acquisition of certain software products of Precedent Technologies Incorporated. The purchase agreement called for an initial payment of $297,000 ($70,000 in cash and $227,000 in short-term notes) and potential contingent consideration of an additional $400,000 over three years, based upon a percentage of the gross revenues received by the Company through the licensing of these software products. As of December 31, 1997, the Company has not exceeded the gross revenues necessary for the payment of additional consideration.

The acquisition price of CommercialWare, Inc. (CWI) in December 1993, contemplated a contingent future payment in Company stock or cash (an adjustment to purchase price) based on the future performance of CWI and the market value of the Company's stock. Up to 100,000 additional shares are issuable to the former owners of CWI over the three years ending December 31, 1996, based upon CWI attaining at least 80% of yearly targeted contribution levels. As of December 31, 1996, CWI had not met the targeted contribution level and, therefore, no contingent payments were made. Certain former owners of CWI received in March 1997 and 1998 deficiency payments in Company stock amounting to 104,122 shares and 80,146 shares, respectively, based on the difference between the market price for the measurement period, as defined, and $5 per share.

Divestitures
In December 1996 the Company disposed of substantially all of the assets and liabilities of the Company's international trade product line (Product). Product's revenues totaled approximately $6,718,000 and $6,968,000, or 26% and 22%, of total Company revenue for the two years ended December 31, 1996 and 1995, respectively. In exchange for the assets of Product and the assumption of its liabilities, the Company received a 16% membership interest in TradePoint Systems, LLC (Trade), the acquiring corporation, and a subordinated promissory note in the face amount of $600,000 from Trade. The note bears interest of 12%, is due on December 31, 2002, and is paid in monthly installments of principal and interest of $11,730. Included in other assets at December 31, 1997 and 1996 was the outstanding balance on this note of $534,000 and $600,000, respectively. The remaining 84% interest in Trade is owned by the former president and director of the Company (Buyer). In exchange for his interest in Trade, Buyer
(i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by

ASA INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (continued)


and among Buyer, the Company, and the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The Company recorded a loss on the transaction of $322,333, based on the fair value of the consideration received, less the book value of the net assets exchanged. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by an investment banking firm. The Company's investment in Trade, which is valued at $500,000, is accounted for under the cost method and is included in other assets at December 31, 1997 and 1996.

In connection with the transaction, Trade granted to the Company an irrevocable proxy covering the Company's Common Stock owned by Trade. The Company has the right to cause Trade to redeem the 16% membership interest in Trade held by the Company by notice given on or after March 1, 2002, in exchange for the Company's Common Stock held by Trade, and the fair market value of the 16% membership interest in Trade. Trade has the right to redeem the Company's membership interest by notice given on or after December 31, 2001, in exchange for the Company's Common Stock held by it, and the greater of $400,000, or the fair market value of the 16% membership interest in Trade.

In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000, with a five-year term at 6% interest (discounted value of $272,000 at 10% interest), and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The note was paid in full during 1995. The DMS shares, originally valued at $334,000, included under the category of other assets at December 31, 1997 and 1996, were written down to a net realizable value of approximately $150,000 during 1997. The writedown of approximately $184,000 has been recorded in other expense for the year ended December 31, 1997.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


C.  Receivables:

                                             December 31,
                                             ------------
                                         1997           1996
                                         ----           ----
     Trade                          $5,954,179       $3,801,041

     Amounts due from officers
       and employees                   117,498           42,689

     Other                              18,375            3,033
                                    ----------       ----------
                                     6,090,052        3,846,763
     Less allowance for
       doubtful accounts               163,442           92,792
                                    ----------       ----------
                                    $5,926,610       $3,753,971
                                    ==========       ==========

Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

The allowance for doubtful accounts at December 31, 1994 was $122,867. During the three years ending December 31, 1997, 1996, and 1995, the provisions for doubtful accounts were $145,886, $236,830 and $357,161, and write-offs were $75,236, $204,284 and $419,782, respectively.


D.  Notes Payable, Long-Term Obligations, Commitments, and
    Contingencies:

                                               December 31,
                                               ------------
                                           1997          1996
                                           ----          ----
     Long-term obligations

     Term loans                        $  750,000    $1,000,000
     Mortgage notes                     2,213,391     2,307,172
     Capital lease obligations            153,052        99,679
                                       ----------    ----------
                                        3,116,443     3,406,851
     Less current maturities              420,423       394,875
                                       ----------    ----------
                                       $2,696,020    $3,011,976
                                       ==========    ==========

The current carrying value of long-term obligations approximate their fair market value.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Revolving credit note
The Company has a revolving credit agreement for $2,000,000 (which cannot exceed 80% of acceptable accounts receivable), all of which was available at December 31, 1997. The agreement, which extends through June 30, 1998, stipulates interest at prime (8.50% at December 31, 1997), plus 1%. Short-term borrowings under the revolving credit agreement, at and for the year ended December 31, are as follows:

                                              December 31,
                                              ------------
                                        1997         1996        1995
                                        ----         ----        ----
     Balance outstanding at
       December 31                     $   -      $  795,000   $1,025,000
                                     ===========  ===========  ===========
     Interest
       rate at December 31                 9.50%        9.25%        9.50%
                                     ===========  ===========  ===========
     Maximum amount outstanding
       during the year               $1,055,000   $1,935,000   $1,625,000
                                     ===========  ===========  ===========
     Average amount outstanding
       during the year               $  337,000   $1,342,172   $1,154,000
                                     ===========  ===========  ===========
     Weighted average interest
       rate during the year based          9.44%        9.29%        9.79%
       on average month end balances ===========  ===========  ===========

This credit facility, which includes the Company's $1,000,000 term loan, requires the Company to maintain a stated tangible net worth amount and debt service coverage. Payment of dividends is prohibited under the terms of this agreement. This note is secured by the personal property of the Company.

Term loans
The term loan outstanding at December 31, 1997, dated December 10, 1996, is due on December 1, 2000, and is payable in monthly installments of $20,833 plus interest at 10%. This loan is secured by the personal property of the Company.

Mortgage notes
The Company has three mortgage notes outstanding at December 31, 1997. In September 1993, the Company completed the refinancing of its Corporate Headquarters in Framingham, Massachusetts. The mortgage note, in the original amount of $1,450,000, at 9.125% for 15 years, provides for monthly principal and interest payments of $14,815. A note on a second building acquired in December 1992 requires monthly principal and interest (at 9.5%) payments of $5,710 over twenty years. In May 1993, the Company received $507,000 in mortgage financing for the improvement

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


and updating of this facility under a note from the Small Business Administration. The twenty year note, with interest at approximately 6.6%, calls for monthly principal and interest payments of $4,277. Each of these notes is collateralized by the buildings which they financed.

Equipment loans and capital lease obligations The Company purchases or leases various vehicles and computer equipment under loan and capital lease agreements. The agreements require monthly or quarterly payments of varying amounts and expire through 2000.

Interest paid was approximately $383,000, $425,000 and $523,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through October 31, 2001. Total rent expense charged to operations approximated $240,000, $229,000 and $356,000, in 1997, 1996 and
1995, respectively.

At December 31, 1997, long-term obligations and minimum rental commitments under noncancellable operating and capital leases with initial terms of one year or more are as follows:

             Capital Leases   Long-Term Obligations  Operating  Leases
             --------------   ---------------------  ----------------

     1998       $ 71,135          $  358,159             $227,075
     1999         61,469             363,070               82,152
     2000         34,090             373,413               57,660
     2001           -                134,713               48,050
     2002           -                147,061                 -
     Thereafter     -              1,586,975                 -
                --------          ----------             --------
                 166,694           2,963,391              414,937

     Less
     imputed
     interest     13,642                -                    -
                --------          ----------             --------

                $153,052          $2,963,391             $414,937
                ========          ==========             ========

Amounts recorded under capital leases included in computer equipment are approximately $358,000 and $255,000, at December 31, 1997 and 1996, respectively. Accumulated depreciation and amortization was approximately $244,000 and $186,000, at December 31, 1997 and 1996, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


E.  Income Taxes
(Credits):
                                      Years Ended December 31,
                                      ------------------------
                                    1997       1996        1995
                                    ----       ----        ----
     Current:
          Federal               $ 108,000  $  (5,000)   $ 28,000
          State                   241,000       -         64,000

     Deferred                     236,000   (237,000)    500,000
                                ---------  ----------   --------

                                $ 585,000  $(242,000)   $592,000
                                =========  ==========   ========

     On a cash basis, income taxes paid in 1997, 1996, and 1995 were approximately $64,000, $60,300 and $33,700, respectively.

     Income taxes are reconciled with the federal statutory rate as follows:

                                      Years Ended December 31,
                                      ------------------------
                                   1997        1996        1995
                                   ----        ----        ----
 Income taxes (credits) at
   statutory federal rate        $331,000   $(303,000)   $357,000
 State income tax (credit),
   net of federal income
   tax benefit                    133,000     (30,000)     66,000
 Non-deductible amortization
   of intangibles                  78,000      86,000      88,000
 Other, net                        43,000       5,000      81,000
                                 --------   ----------   --------

                                 $585,000   $(242,000)   $592,000
                                 ========   ==========   ========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                1997      1996
                                                ----      ----
     Deferred tax liabilities:
       Software development
         deducted for tax, not book        $ 1,295,000    $1,555,000
       Differences between book
         and tax basis of property               2,000       118,000
       Deferred gain on divestiture            175,000       275,000
       Other                                    16,000        18,000
                                           ------------   -----------
                                             1,488,000     1,966,000

     Deferred tax assets:
       Operating loss carryforwards             22,000     1,017,000
       Tax credit carryforwards                614,000       515,000
       Accruals/reserves                       203,000         -
       Other                                    33,000        54,000
                                           ------------    -----------
                                               872,000     1,586,000
                                           ------------   -----------
     Net deferred tax liability            $  (616,000)   $ (380,000)
                                           ============   ===========

The Company has available operating loss carryforwards primarily for Federal purposes of $56,000, at December 31, 1997, that expire through 2009, some of which are losses of purchased subsidiaries and whose use is limited. The Company has available at December 31, 1997 general business credit carryforwards of $515,000, which expire through the year 2007, and an alternative minimum tax credit carryforward of $99,000 which does not exprie.


F.  Capital Transactions:

Approximately $343,000 of the balance in treasury stock represents the Company's 75% investment in a partnership which consists of shares of its own common stock. The Chief Executive Officer holds the remaining 25% of the investment.

Stock options
At December 31, 1997, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                        1997       1996       1995
                                        ----       ----       ----

Net income (loss)       As reported   $388,150  $(649,323)   $457,314
                        Pro forma      348,771   (680,665)    454,555

Basic Earnings (loss)
per share               As reported       $.12      $(.17)       $.12
                        Pro forma         $.11      $(.18)       $.12

Diluted Earnings (loss)
per share               As reported       $.11      $(.17)       $.11
                        Pro forma         $.10      $(.18)       $.11

The Company's four stock option plans, the 1986, 1988, 1993 and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years, and expected volatility of 47% for 1997, 30% for 1996, and 30% for 1995, risk-free rates ranging from 5.76% to 6.73% for 1997, 5.88% to 6.67% for 1996, and 7% to 7.75% for 1995, and expected lives ranging from 12 to 48 months for 1997, 18 to 24 months for 1996, and 12 to 19 months for 1995.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates, is presented below:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                          1997                      1996                           1995
               -----------------------     ------------------------         -----------------------
                        Weighted Average                Weighted Average            Weighted Average
               Shares     Exercise Price    Shares   Exercise Price        Shares     Exercise Price
               ------ ----------------     ------    -----------------     ------   ----------------
Outstanding
 at beginning
 of year       366,097       $1.37           607,186     $ 1.28           615,236        $1.29
Granted         22,700        1.46           101,700       1.47             8,150          .99
Exercised        8,143         .97            66,922        .93                48          .89
Canceled        20,905        1.08           275,867       1.32            16,152         1.37
               -------                       -------                       -------
Outstanding at
 end of year   359,749       $1.05           366,097      $1.37           607,186        $1.28
               =======                      =======                       =======

Options
 exercisable
 at year-end   306,799       $1.02           318,613      $1.34           573,438        $1.24
               =======       =====           =======      =====           =======         =====

Weighted-
 average fair
 value of
 options
 granted
 during the
 year                        $ .59                        $ .72                          $ .55
                             =====                         =====                          =====

As of December 31, 1997, the 359,749 options outstanding under the Plan have exercise prices between $.88 and $2.63, and a weighted-average remaining contractual life of approximately 5 years.

Included in the 1995 stock option amounts are 220,000 nonqualified options which could only be used to purchase unregistered stock.

Common stock reserved
At December 31, 1997, the Company has reserved 1,017,124 shares of its common stock for incentive and nonqualified stock options.


G. Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                      1997            1996        1995
                                      ----            ----        ----

Numerator:
    Net income (loss)              $  388,150     $  (649,323)    $ 457,314
                                   ==========     ============   ===========

Numerator for diluted
  earnings per share -
  income available to
  common shareholders              $  388,150     $  (649,323)    $ 457,314
                                    ==========     ============   ===========

Denominator:

    Denominator for basic
      earnings per
      share - weighted
      average shares                3,278,689       3,830,771     3,787,496


Effect of dilutive
  securities:

Employee stock options                135,919           -           112,432

Contingently issuable
  shares                               80,146           -           184,268
                                     ----------     -----------   -----------

Dilutive potential
common shares
Denominator for
diluted earnings per
share - adjusted
weighted average
shares and assumed
  conversions                      3,494,754       3,830,771       4,084,196
                                   ==========     ============    ===========

Basic Earnings (loss)
per share                               $.12           $(.17)           $.12
                                        ====           ======           =====
Diluted Earnings (loss)
per share                               $.11           $(.17)           $.11
                                        ====           ======           =====


The following table summarizes securities that which were outstanding as of December 31, 1997, 1996, and 1995, but not included in the calculation of diluted net earnings (loss) per share because such shares are antidilutive:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                        Year Ended December 31,
                                       --------------------------
                                   1997           1996         1995
                                   ----           ----         ----

Employee stock options            4,000          626,000     309,000
Contingently issuable shares        -            184,000        -


H. Employee Benefit Plan:
The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 1997, 1996, and 1995 were approximately $62,000, $168,000, and $63,000, respectively.

I. Transactions with Major Suppliers:
In 1997, 1996 and 1995, the Company made significant purchases from two hardware suppliers totaling approximately $2,700,000, $3,581,000 and $6,129,000, respectively.

J. Major customers:
The Company had sales to one customer approximating 13% of gross sales for the fiscal year ended December 31, 1997. Accounts receivable relating to this customer was 7% of total accounts receivable at December 31, 1997. There were no major customers in 1996 or 1995.

K. Subsequent Event:
In January 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("Cedes"), subsidiaries of the Findest Group of Padova, Italy. Cedes sells enterprise resource planning software to mid-range companies in Italy. The transaction involved an exchange of approximately $30,000 US in cash, assumption of certain liabilities, and 200,000 shares of the Company's Common Stock for the assets of Cedes. The cash portion of the consideration was paid from the Company's working capital. Cedes had revenues of approximately $3,600,000 US for the year ended December 31, 1997.