Form 10-Q
period 1998-03-31
ASA INTERNATIONAL LTD
filed 1998-05-15
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1998     Commission File Number: O-14741
                   --------------                             -------


                         ASA International Ltd.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          DELAWARE                                 02-0398205
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)



    10 SPEEN STREET, FRAMINGHAM, MA                        01701
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, including Area Code:      508-626-2727

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     X
Yes: -----     No: -----


     As of March 31, 1998, there were 3,558,462 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                           March 31,       December 31,
                                                             1998             1997
                                                          ----------       ------------
                                                         (Unaudited)


             ASSETS


CURRENT ASSETS:

  Cash and cash equivalents                             $ 1,256,913           $ 1,282,817
  Receivables - net                                       5,995,507             5,926,610
  Computer hardware held for resale                         210,818               237,642
  Other current assets                                      781,842               651,843
                                                            -------               -------

TOTAL CURRENT ASSETS                                      8,245,080             8,098,912

PROPERTY AND EQUIPMENT (less
  depreciation of $3,729,744 and
  $3,617,402, respectively)                               4,697,883             4,281,425

SOFTWARE (less amortization of
  $6,962,854 and $6,634,296,
  respectively)                                           3,722,843             3,496,798

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,686,110
  and $1,634,320, respectively)                             811,054               695,755

OTHER ASSETS                                              1,304,637             1,252,812
                                                          ---------             ---------

                                                        $18,781,497           $17,825,702
                                                        ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                           March 31,       December 31,
                                                             1998             1997
                                                          ----------       ------------
                                                         (Unaudited)


   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts payable                                       $ 1,515,991          $ 2,263,573
  Accrued expenses                                         2,753,184            1,575,813
  Other current liabilities                                2,213,775            2,276,734
                                                           ---------            ---------

TOTAL CURRENT LIABILITIES                                  6,482,950            6,116,120

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                               2,589,757            2,696,020

LONG-TERM LIABILITIES                                        251,099                -

DEFERRED TAXES                                               616,000              616,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                                43,768               40,965
  Additional paid-in capital                               7,793,777            7,394,281
  Retained earnings                                        2,597,412            2,548,013
  Cumulative translation adjustments                          (7,569)               -
                                                          -----------           -----------
                                                          10,427,388            9,983,259
Less:  treasury stock, at cost                             1,585,697            1,585,697
                                                           ---------            ---------
                                                           8,841,691            8,397,562
                                                           ---------            ---------
                                                         $18,781,497          $17,825,702
                                                         ===========          ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                 1998           1997
                                                            ----------------------------
                                                                     (Unaudited)

REVENUE
  Computer and add-on hardware                                $ 1,738,637      $   641,436
  Services                                                      4,107,357        3,240,315
  Product licenses                                              1,799,563        1,198,005
                                                                ---------        ---------
NET REVENUE                                                     7,645,557        5,079,756

COST OF REVENUE
  Computer and add-on hardware                                  1,684,793         552,688
  Services                                                      2,464,321       1,834,684
  Product licenses and development                              1,085,911         735,762
                                                                ---------         -------
TOTAL COST OF REVENUE                                           5,235,025       3,123,134

EXPENSES
  Marketing and sales                                           1,317,069       1,019,295
  General and administrative                                      846,778         711,215
  Amortization of goodwill                                         51,789          56,928
                                                                   ------          ------
TOTAL EXPENSES                                                  2,215,636       1,787,438

EARNINGS FROM OPERATIONS                                          194,896         169,184

INTEREST EXPENSE - NET                                            (70,497)       (111,664)
                                                                  -------        --------
EARNINGS BEFORE INCOME TAXES                                      124,399          57,520

INCOME TAXES                                                       75,000          16,000
                                                                   ------          ------
NET EARNINGS                                                  $    49,399     $    41,520
                                                              ===========     ===========

EARNINGS PER COMMON SHARE:
BASIC                                                                $.01            $.01
                                                              ===========     ===========

DILUTED                                                              $.01            $.01
                                                              ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                 1998           1997
                                                            ----------------------------
                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                             $    49,399      $    41,520
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                            503,464          421,159
      Changes in assets and liabilities                       (395,345)        (114,898)
                                                            ------------      ------------
           Total adjustments                                   108,119          306,261
                                                            ------------      ------------
  Net cash provided by operating
    activities                                                 157,518          347,781

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (264,315)         (12,740)
  Additions to software                                           -             (40,082)
  Reduction in sales-type
    leases                                                       6,283           47,491
  Cash received in acquisition, net
    of cash paid                                                97,375            -
  Other assets                                                 (28,415)          36,349
                                                             ------------     ------------
  Net cash provided by (used for)
    investing activities                                      (189,072)          31,018

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank and
    other notes                                                   -            (195,000)
  Decrease in long-term debt                                  (107,279)         (94,200)
  Increase in long-term liabilities                            260,227              -
  Cash paid in lieu of stock                                  (140,000)             -
  Issuance of common stock                                         290              -
                                                             ------------     ------------
  Net cash provided by (used for)
    financing activities                                        13,157         (289,200)
                                                             ------------     ------------

EFFECT OF EXCHANGE RATES ON CASH &
  CASH EQUIVALENTS                                              (7,507)            -
                                                             ------------     ------------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                      (25,904)          89,599
  Balance, beginning of year                                 1,282,817          674,239
                                                             ------------     ------------
  Balance, end of period                                   $ 1,256,913      $   763,838
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1998 and March 31, 1997, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.


NOTE 2 - ACQUISITION

In January 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("Cedes"), subsidiaries of the Findest Group of Padova, Italy. Cedes sells enterprise resource planning (ERP) software to mid-range companies in Italy. The transaction involved an exchange of approximately $30,000 US in cash, assumption of certain liabilities, and 200,000 shares of the Company's Common Stock for the assets of Cedes.

The acquisition was recorded using the purchase method of accounting whereby the net assets acquired were recorded at their fair values based on the Company's preliminary estimate of these values.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                 1998           1997
                                                            ----------------------------
                                                                     (Unaudited)

Numberator:
  Net income                                                $   49,399     $   41,520
                                                            ===========     ===========

Numerator for diluted earnings per share -
  income available to common shareholders                   $   49,399    $   41,520
                                                            ===========     ===========

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                          3,466,053     3,225,108

Effect of dilutive securities:
  Employee stock options                                       173,309        81,786
  Contingently issuable shares                                    -           80,146
                                                            -----------   -----------
Dilutive potential common shares
  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                           3,639,362     3,387,040
                                                            ===========   ===========

Basic Earnings per share                                          $.01          $.01
                                                            ===========   ===========

Diluted Earnings per share                                        $.01          $.01
                                                            ===========   ===========


NOTE 4 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

Total comprehensive income is as follows:


                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     1998           1997
                                                     ----           ----

Net income                                         $49,399        $41,520

Foreign currency translation adjustments            (7,569)           -
                                                   --------       --------
Comprehensive income                               $41,830        $41,520
                                                   ========       ========

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

                              Results of Operations

                              First Quarter of 1998
                                   compared to
                              First Quarter of 1997


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue           Increase/(Decrease)
                            ---------------       --------------------
                            1998       1997       Amount     Percentage
                            ----       ----       ------     ----------
Computer and add-on
  hardware                $ 1,739    $   641     $1,098        171%
Services                    4,107      3,240        867         27%
Product licenses            1,800      1,198        602         50%
                          --------   --------    --------    --------
  Net revenue             $ 7,646    $ 5,079     $2,567         51%
                          ========   ========    ========    ========


REVENUE

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, for catalog direct marketers, and for the automotive, legal, and ERP markets. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from client service and support. The Company's total revenues increased by approximately $2,567,000, or 51%, for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Revenue from existing businesses increased by approximately $1,703,000, or 34% for the period, when approximately $864,000 in revenue from the Company's ERP systems product line, which was acquired in January 1998, is excluded.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $1,098,000, or 171%, for the three months ended March 31, 1998, compared to the same period in 1997. Hardware revenue from existing businesses increased by approximately $1,061,000, or 166% for the period, when approximately $37,000 in hardware revenue from the Company's newly acquired ERP systems product line is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

     Services. Services are comprised of fees generated from training, consulting, software modifications and ongoing client support provided under self-renewing maintenance agreements. Service revenues increased by approximately $867,000, or 27%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Service revenue from existing businesses increased by approximately $235,000, or 7%, for the period, when compared to the first quarter of 1997, and the service revenue from the ERP systems product line of approximately $632,000 for the 1998 period is eliminated. The change was due to increases in software license revenues which were accompanied by client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed client base.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Software license revenues increased by approximately $602,000, or 50%, for the first quarter of 1998, compared to the same period in 1997. Product license revenue from existing businesses increased by approximately $407,000, or 34%, for the period, when compared to the first quarter of 1997, and the product license revenue from the ERP systems product line of approximately $195,000 for the 1998 period is eliminated. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

COST OF REVENUE

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $1,132,000, or 205%, for the three months ended March 31, 1998, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $1,102,000, or 200%, when approximately $30,000 in cost of hardware from the Company's newly acquired ERP systems product line is excluded from the first quarter results for 1998. The increase in dollar amount for the cost of hardware revenues for the three months ended March 31, 1998 was due primarily to increased unit sales of hardware products accompanying increased product license sales and a decrease in gross margin on hardware product sales as highlighted below.

     The gross margin percentage for hardware sales decreased to 3% for the three months ended March 31, 1998, from 14%, in the same period in 1997. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $630,000 for the three months ended March 31, 1998, compared to the first quarter of 1997. The increase reflects the addition of the cost of services related to the ERP systems product line which was acquired in January 1998. The gross margin percentage for services for the first quarter of 1998 decreased to approximately 40% from 43% of revenue from services in the first quarter of 1997. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $350,000 for the quarter ended March 31, 1998, compared to the same period in 1997. The change primarily reflects the costs associated with license revenue increases from the electronic time recording, tire, and legal systems product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.


EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $298,000, or 29%, for the quarter ended March 31, 1998, compared to the first quarter in 1997. The change in marketing and sales expenses primarily reflects increases in sales staffing, the higher sales commissions associated with increased revenues, and the additional expenses related to the newly acquired ERP systems product line.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $136,000, or 19%, for the three months ended March 31, 1998, compared to the same period in 1997. The change primarily reflects the additional expenses related to the ERP systems product line.

     Net earnings for the first quarter of 1998 were approximately $49,000, as compared to net earnings of approximately $42,000 for the first quarter of 1997. The change resulted from an increase in earnings from operations of approximately $25,000, a decrease in net interest expense of approximately $41,000, partially offset by an increase in income tax expense of $59,000.

                    Liquidity and Capital Resources



The Company had total cash and cash equivalents at March 31, 1998 of approximately $1,257,000, a decrease of approximately $26,000 from December 31, 1997. The Company and its subsidiaries currently have a maximum line of credit totaling $2,000,000, all of which was available at March 31, 1998.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions.

Over the past two years, the Company has expended significant working capital on the development of a new generation of software products. The level of these expenditures decreased by approximately $40,000, in the first three months of 1998, compared to the same period in 1997. However, as rapid change in software technology continues, the Company will fund further product development in order to retain existing clients and to attract new clients. The Company intends, as it has in the past, to fund this development primarily from its cash from operations and bank debt.

The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter which are difficult to forecast. Large orders for the Company's products often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the products. It may be difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company's revenues and operating results could be materially adversely affected. In addition, the Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital.

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


                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits -

              The following exhibits are filed with this report:

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K -

              On January 28, 1998, the Company announced that it had acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("Cedes"), subsidiaries of the Findest Group of Padova, Italy.

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




   5/15/98                                  /s/ Alfred C. Angelone
------------                                 ------------------------------
  (Date)                                          (Signature)
                                            Alfred C. Angelone
                                            Chief Executive Officer





  5/15/98                                  /s/ Terrence C. McCarthy
------------                                ------------------------------
  (Date)                                          (Signature)
                                             Terrence C. McCarthy
                                             Vice President and Treasurer