Form 10-Q
period 1998-06-30
ASA INTERNATIONAL LTD
filed 1998-08-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1998     Commission File Number: O-14741
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

                     X
Yes: -----     No: -----


     As of June 30, 1998, there were 3,523,462 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,      December 31,
                                                1998            1997
                                            -------------   ------------
                                             (Unaudited)

             ASSETS


CURRENT ASSETS:

  Cash and cash equivalents                  $ 1,603,863    $ 1,282,817
  Receivables - net                            7,168,216      5,926,610
  Computer hardware held for resale              128,103        237,642
  Other current assets                           763,837        651,843
                                             -----------    -----------

TOTAL CURRENT ASSETS                           9,664,019      8,098,912

PROPERTY AND EQUIPMENT (less
  depreciation of $3,846,929 and
  $3,617,402, respectively)                    4,842,800      4,281,425

SOFTWARE (less amortization of
  $7,279,416 and $6,634,296,
  respectively)                                3,411,336      3,496,798

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,742,078
  and $1,634,320, respectively)                  755,086        695,755

OTHER ASSETS                                   1,259,484      1,252,812
                                             -----------    -----------

                                             $19,932,725    $17,825,702
                                             ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                              June 30,      December 31,
                                                1998            1997
                                            -------------   ------------
                                             (Unaudited)


   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts payable                            $ 1,839,408    $ 2,263,573
  Accrued expenses                              2,794,697      1,575,813
  Other current liabilities                     3,017,361      2,276,734
                                              ------------   -----------

TOTAL CURRENT LIABILITIES                       7,651,466      6,116,120

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                    2,483,274      2,696,020

LONG-TERM LIABILITIES                             268,442           -
DEFERRED TAXES                                    616,000        616,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                     43,768         40,965
  Additional paid-in capital                    7,793,777      7,394,281
  Retained earnings                             2,717,221      2,548,013
  Cumulative translation adjustments               (1,703)          -
                                              ------------   -----------
                                               10,553,063      9,983,259
Less:  treasury stock, at cost                  1,639,520      1,585,697
                                              ------------   -----------
                                                8,913,543      8,397,562
                                              ------------   -----------

                                              $19,932,725    $17,825,702
                                              ============   ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                      June 30,
                                            ----------------------------
                                                1998           1997
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Services                                  $ 4,560,532     $ 3,839,739
  Product licenses                            1,727,710       1,288,218
  Computer and add-on hardware                1,232,746       1,474,089
                                            ------------    ------------
NET REVENUE                                   7,520,988       6,602,046

COST OF REVENUE
  Services                                    2,813,833       2,183,155
  Product licenses and development            1,126,154         812,191
  Computer and add-on hardware                  880,009       1,269,421
                                            ------------    ------------
TOTAL COST OF REVENUE                         4,819,996       4,264,767

EXPENSES
  Marketing and sales                         1,318,256       1,085,373
  General and administrative                    958,116         744,153
  Amortization of goodwill                       55,969          58,251
                                            ------------    ------------
TOTAL EXPENSES                                2,332,341       1,887,777
EARNINGS FROM OPERATIONS                        368,651         449,502

INTEREST EXPENSE - NET                          (69,842)        (86,359)
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                    298,809         363,143

INCOME TAXES                                    179,000         152,000
                                            ------------    ------------
NET EARNINGS                                $   119,809     $   211,143
                                            ============    ============

EARNINGS PER COMMON SHARE:
BASIC                                              $.03            $.06
                                            ============    ============

DILUTED                                            $.03            $.06
                                            ============    ============


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                1998           1997
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Services                                  $ 8,667,889     $ 7,080,054
  Product licenses                            3,527,272       2,486,223
  Computer and add-on hardware                2,971,383       2,115,525
                                            ------------    ------------
NET REVENUE                                  15,166,544      11,681,802

COST OF REVENUE
  Services                                    5,278,154       4,017,840
  Product licenses and development            2,212,066       1,547,952
  Computer and add-on hardware                2,564,802       1,822,109
                                            ------------    ------------
TOTAL COST OF REVENUE                        10,055,022       7,387,901

EXPENSES
  Marketing and sales                         2,635,325       2,104,668
  General and administrative                  1,804,894       1,455,368
  Amortization of goodwill                      107,757         115,179
                                            ------------    ------------
TOTAL EXPENSES                                4,547,976       3,675,215
EARNINGS FROM OPERATIONS                        563,546         618,686

INTEREST EXPENSE - NET                         (140,338)       (198,023)
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                    423,208         420,663

INCOME TAXES                                    254,000         168,000
                                            ------------    ------------
NET EARNINGS                                $   169,208     $   252,663
                                            ============    ============

EARNINGS PER COMMON SHARE:
BASIC                                              $.05            $.08
                                            ============    ============

DILUTED                                            $.05            $.07
                                            ============    ============


See Notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                            ----------------------------
                                                1998           1997
                                            ----------------------------
                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                              $   169,208     $   252,663
  ADJUSTMENTS TO RECONCILE NET EARNINGS
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
      DEPRECIATION AND AMORTIZATION           1,001,997         868,166
      CHANGES IN ASSETS AND LIABILITIES        (254,797)       (909,972)
                                            ------------    ------------
           TOTAL ADJUSTMENTS                    747,200         (41,806)
                                            ------------    ------------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                  916,408         210,857

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT          (527,193)        (89,842)
  ADDITIONS TO SOFTWARE                          (5,053)        (40,082)
  REDUCTION IN SALES-TYPE LEASES                (17,846)         (9,009)
  CASH RECEIVED IN ACQUISITION,
    OF CASH PAID                                 98,275            -
  OTHER ASSETS                                   (5,536)        101,194
                                            ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                       (457,353)        (37,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
  DECREASE IN BANK AND OTHER NOTES                -            (700,000)
  INCREASE (DECREASE) IN LONG-TERM DEBT        (211,312)        250,000
  INCREASE IN LONG-TERM LIABILITIES             268,442            -
  CASH PAID IN LIEU OF STOCK                   (140,000)           -
  PURCHASE OF TREASURY STOCK                    (53,823)           -
  ISSUANCE OF COMMON STOCK                          209          57,797
                                            ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                       (136,484)       (392,203)
                                            ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH &
  CASH EQUIVALENTS                               (1,525)          -
                                            ------------    ------------
CASH AND CASH EQUIVALENTS:
  NET INCREASE (DECREASE)                       321,046        (219,085)
  BALANCE, BEGINNING OF YEAR                  1,282,817         674,239
                                            ------------    ------------
  BALANCE, END OF PERIOD                    $ 1,603,863     $   455,154
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and six months ended June 30, 1998 and June 30, 1997, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



Note 2 - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                         ------------------           ------------------
                                        1998            1997           1998          1997
                                        ----            ----           ----          ----

NUMERATOR:
  NET INCOME                         $  119,809    $  211,143     $  169,208   $  252,663
                                     ===========   ===========    ===========  ===========

NUMERATOR FOR DILUTED EARNINGS
  PER SHARE - INCOME AVAILABLE
  TO COMMON SHAREHOLDERS             $  119,809    $  211,143     $  169,208  $   252,663
                                     ===========   ===========    ===========  ===========

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS
    PER SHARE - WEIGHTED AVERAGE
     SHARES                           3,548,740     3,292,963      3,509,221    3,259,807

EFFECT OF DILUTIVE SECURITIES:
  EMPLOYEE STOCK OPTIONS                171,378        60,542        172,396       71,305
  CONTINGENTLY ISSUABLE SHARES             -           80,146           -          80,146
                                     -----------   -----------    -----------  -----------
DILUTIVE POTENTIAL COMMON SHARES
  DENOMINATOR FOR DILUTED
    EARNINGS PER SHARE -
    ADJUSTED WEIGHTED
    AVERAGE SHARES AND
    ASSUMED CONVERSIONS               3,720,118     3,433,651      3,681,617    3,411,258
                                     ===========   ===========    ===========  ===========

BASIC EARNINGS PER SHARE                   $.03          $.06           $.05         $.08
                                     ===========   ===========    ===========  ===========

DILUTED EARNINGS PER SHARE                 $.03          $.06           $.05         $.07
                                     ===========   ===========    ===========  ===========

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



Note 3 - Comprehensive Income
-----------------------------

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

Total comprehensive income is as follows:

                           For the Three Months     For the Six Months
                              Ended June 30,          Ended June 30,
                           --------------------    --------------------
                            1998        1997         1998        1997
                            ----        ----         ----        ----

Net income                $119,809    $211,143     $169,208    $252,663

Foreign currency
translation adjustments      5,866        -          (1,703)       -
                          ---------   ---------    ---------   ---------

Comprehensive income      $125,675    $211,143     $167,505    $252,663
                          =========   =========    =========   =========

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

                              Results of Operations

                             Second Quarter of 1998
                                   compared to
                             Second Quarter of 1997


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1998       1997       Amount    Percentage
                            ----       ----       ------    ----------
Services                  $ 4,560    $ 3,840     $   720         19%
Product licenses            1,728      1,288         440         34%
Computer and add-on
  hardware                  1,233      1,474        (241)       (16%)
                          --------   --------    --------    --------
  Net revenue             $ 7,521    $ 6,602     $   919         14%
                          ========   ========    ========    ========


REVENUE

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, for catalog direct marketers, and for the automotive, legal, and ERP (enterprise resource planning) markets. The Company entered the ERP market in January 1998 with the acquisition of substantially all the assets of Cedes S.r.l. and SIPI-U S.r.l., subsidiaries of the Findest Group of Padova, Italy. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from client service and support. The Company's total revenues increased by approximately $919,000, or 14%, for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. Revenue from existing businesses remained the same for the period, when approximately $917,000 in revenue from the Company's ERP systems product line, which was acquired in January 1998, is excluded.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues increased by approximately $720,000, or 19%, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. Service revenue from existing businesses remained the same for the period, when compared to the second quarter of 1997, and the service revenue from the ERP systems product line of approximately $715,000 for the 1998 period is excluded.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Software license revenues increased by approximately $440,000, or 34%, for the second quarter of 1998, compared to the same period in 1997. Product license revenue from existing businesses increased by approximately $312,000, or 24%, for the period, when compared to the second quarter of 1997, and the product license revenue from the ERP systems product line of approximately $128,000 for the 1998 period is excluded. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $241,000, or 16%, for the three months ended June 30, 1998, compared to the same period in 1997. The decrease in hardware revenue reflects the mix of products sold during the period and the declining price of computer hardware.

COST OF REVENUE

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $631,000 for the three months ended June 30, 1998, compared to the second quarter of 1997. The increase reflects the addition of the cost of services related to the ERP systems product line which was acquired in January 1998. The gross margin percentage for services for the second quarter of 1998 decreased to approximately 38% from 43% of revenue from services in the second quarter of 1997. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $314,000 for the quarter ended June 30, 1998, compared to the same period in 1997. The change primarily reflects the costs associated with license revenue increases from the electronic time recording, tire, and legal systems product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $389,000, or 31%, for the three months ended June 30, 1998, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the three months ended June 30, 1998 was due primarily to a decrease in sales of hardware products accompanying the increased product license sales.

     The gross margin percentage for hardware sales increased to 29% for the three months ended June 30, 1998, from 14%, in the same period in 1997. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $233,000, or 21%, for the quarter ended June 30, 1998, compared to the second quarter in 1997. The change in marketing and sales expenses primarily reflects increases in sales staffing, the higher sales commissions associated with increased revenues, and the additional expenses related to the newly acquired ERP systems product line.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $210,000, or 28%, for the three months ended June 30, 1998, compared to the same period in 1997. The change primarily reflects the additional expenses related to the ERP systems product line.

     Net earnings for the second quarter of 1998 were approximately $120,000, as compared to net earnings of approximately $211,000 for the second quarter of 1997. The change resulted from a decrease in earnings from operations of approximately $81,000, an increase in income tax expense of $27,000, partially offset by a decrease in net interest expense of approximately $17,000.

                         Six Months Ended June 30, 1998
                                   compared to
                         Six Months Ended June 30, 1997


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1998       1997       Amount    Percentage
                            ----       ----       ------    ----------
Services                  $ 8,668    $ 7,080     $ 1,588         22%
Product licenses            3,527      2,486       1,041         42%
Computer and add-on
  hardware                  2,971      2,116         855         40%
                          --------   --------    --------    --------
  Net revenue             $15,166    $11,682     $ 3,484         30%
                          ========   ========    ========    ========

REVENUE

     Net revenue. The Company's total revenues increased by approximately $3,484,000, or 30%, for the period when compared to the first six months of 1997. Revenue from existing businesses increased by approximately $1,703,000, or 15% for the period, when approximately $1,781,000 in revenue from the Company's ERP systems product line, which was acquired in January 1998, is excluded.

     Services. Service revenues increased by approximately $1,588,000, or 22%, for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. Service revenue from existing businesses increased by approximately $240,000, or 3%, for the period, when compared to the first six months of 1997, and the service revenue from the ERP systems product line of approximately $1,348,000 for the 1998 period is excluded. The change was due to increases in software license revenues which were accompanied by client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed client base.

     Product licenses. Software license revenues increased by approximately $1,041,000, or 42%, for the first six months of 1998, compared to the same period in 1997. Product license revenue from existing businesses increased by approximately $719,000, or 29%, for the period, when compared to the first six months of 1997, and the product license revenue from the ERP systems product line of approximately $322,000 for the 1998 period is excluded. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

     Computer and add-on hardware. Hardware revenues increased by approximately $855,000, or 40%, for the six months ended June 30, 1998, compared to the same period in 1997. Hardware revenue from existing businesses increased by approximately $744,000, or 35% for the period, when approximately $111,000 in hardware revenue from the Company's newly acquired ERP systems product line is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

COST OF REVENUE

     Services. Cost of services increased by approximately $1,260,000 for the six months ended June 30, 1998, compared to the first six months of 1997. The increase reflects the addition of the cost of services related to the ERP systems product line which was acquired in January 1998, along with increases in cost of services for the electronic time recording, tire, and direct marketing product lines. The gross margin percentage for services for the six months ended June 30, 1998 decreased to approximately 39% from 43% of revenue from services in the first six months of 1997. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues and development increased by approximately $664,000 for the six months ended June 30, 1998, compared to the same period in 1997. The change primarily reflects the costs associated with license revenue increases from the electronic time recording, tire, and legal systems product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues increased by approximately $743,000, or 41%, for the six months ended June 30, 1998, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $656,000, or 36%, when approximately $87,000 in cost of hardware from the Company's newly acquired ERP systems product line is excluded from the results of the first six months of 1998. The increase in dollar amount for the cost of hardware revenues for the six months ended June 30, 1998 was due primarily to increased unit sales of hardware products accompanying increased product license sales and a decrease in gross margin on hardware product sales as highlighted below.

     The gross margin percentage for hardware sales remained the same at 14% for the six months ended June 30, 1998, compared to the same period in 1997. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses increased by $531,000, or 25%, for the six months ended June 30, 1998, compared to the first six months in 1997. The change in marketing and sales expenses primarily reflects increases in sales staffing, the higher sales commissions associated with increased revenues, and the additional expenses related to the newly acquired ERP systems product line.

     General and administrative. General and administrative expenses increased by approximately $346,000, or 24%, for the six months ended June 30, 1998, compared to the same period in 1997. The change primarily reflects the additional expenses related to the ERP systems product line.

     Net earnings for the six months ended June 30, 1998 were approximately $169,000, as compared to net earnings of approximately $252,000 for the first six months of 1997. The change resulted from a decrease in earnings from operations of approximately $55,000, an increase in income tax expense of $86,000, partially offset by a decrease in net interest expense of approximately $58,000.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at June 30, 1998 of approximately $1,604,000, an increase of approximately $321,000 from December 31, 1997. The Company and its subsidiaries had a maximum line of credit totaling $2,000,000, all of which was available at June 30, 1998. In June, the Company renewed its line of credit for a maximum of $1,500,000 at an interest rate of one half of one percent (1/2%) over prime.

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

                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On May 8, 1998, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

     1. To elect five (5) members to the Board of Directors. Nominees for Director were: (a) Alfred C. Angelone; (b) William A. Kulok; (c) James P. O'Halloran; (d) Gordon J. Rollert; and (e) Robert L. Voelk; and

     2. To ratify and confirm the appointment of BDO Seidman, LLP, as the independent accountants for the Company for the fiscal year ending December 31, 1998 ("Proposal No. 2").

Of the 4,168,448 shares of the Company's Common Stock of record as of March 20, 1998 able to be voted at the Annual Meeting, a total of approximately 3,298,771 shares were voted, or approximately 76.79% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1 and No. 2 were adopted with the vote totals as follows:

                                              SHARES
                                 SHARES       VOTING
PROPOSAL                       VOTING FOR     AGAINST       WITHHOLD
--------                       ----------     -------       ---------

  PROPOSAL NO. 1
  --------------
(A) ALFRED C. ANGELONE          3,239,506       4,487        54,778
(B) WILLIAM A. KULOK            3,238,521       5,987        54,263
(C) JAMES P. O'HALLORAN         3,240,121       4,387        54,263
(D) GORDON J. ROLLERT           3,240,021       4,487        54,263
(E) ROBERT L. VOELK             3,239,921       4,487        54,363

  PROPOSAL NO. 2
  --------------
                                3,237,833      44,188        16,750


Item 5.  Other Information
         -----------------

At a meeting on July 21, 1998, the Company named Alan J. Klitzner, the Chairman of the Board of Klitzner Industries of Providence, Rhode Island, to its Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -

              The following exhibits are filed with this report:

              10-1 Promissory Note (Revolver) between ASA International Ltd. and CoreStates Bank, N.A., dated June 30, 1998.

              27    Financial Data Schedule.

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




  8/13/98                                 /s/ Alfred C. Angelone
------------                              ------------------------------
  (Date)                                          (Signature)
                                          Alfred C. Angelone
                                          Chief Executive Officer


  8/13/98                                  /s/ Terrence C. McCarthy
------------                              ------------------------------
  (Date)                                          (Signature)
                                          Terrence C. McCarthy
                                          Vice President and Treasurer