Form 10-Q
period 1998-09-30
ASA INTERNATIONAL LTD
filed 1998-11-16
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               Form 10-Q


               Quarterly Report under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1998       Commission File Number: O-14741
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

Yes:   X   No: ____

     As of September 30, 1998, there were 3,373,462 shares of Common Stock of the Registrant outstanding.

                                     PART I

                                     Item 1

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,      December 31,
                                                 1998                1997
                                             -------------      ------------
                                             (Unaudited)
             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $ 3,141,071        $ 1,282,817
  Receivables - net                            8,154,070          5,926,610
  Computer hardware held for resale               91,899            237,642
  Other current assets                           808,161            651,843
                                               -----------       -----------

TOTAL CURRENT ASSETS                          12,195,201          8,098,912

PROPERTY AND EQUIPMENT (less
  depreciation of $3,979,261 and
  $3,617,402, respectively)                    4,949,360          4,281,425

SOFTWARE (less amortization of
  $7,601,568 and $6,634,296,
  respectively)                                3,089,183          3,496,798

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,795,958
  and $1,634,320, respectively)                  701,207            695,755

OTHER ASSETS                                   1,252,985          1,252,812
                                             -----------        -----------
                                             $22,187,936        $17,825,702
                                             ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,   December 31,
                                                 1998            1997
                                              -------------   ------------
                                              (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 1,676,397     $ 2,263,573
  Accrued expenses                              4,285,739       1,575,813
  Other current liabilities                     2,678,364       2,276,734
                                               ------------    -----------

TOTAL CURRENT LIABILITIES                       8,640,500       6,116,120

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                    3,945,751       2,696,020

LONG-TERM LIABILITIES                             283,985           -
DEFERRED TAXES                                    616,000         616,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                     43,768          40,965
  Additional paid-in capital                    7,793,773       7,394,281
  Retained earnings                             2,790,470       2,548,013
  Cumulative translation adjustments               30,555            -
                                               ------------   -----------
                                               10,658,566       9,983,259
Less:  treasury stock, at cost                  1,956,866       1,585,697
                                               ------------   -----------
                                                8,701,700       8,397,562
                                              ------------    -----------
                                              $22,187,936     $17,825,702
                                              ============    ===========

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                September 30,
                                           ----------------------------
                                               1998           1997
                                           ----------------------------
                                                   (Unaudited)

REVENUE
  Services                                  $ 4,563,399     $ 3,673,790
  Product licenses                            2,629,730       1,670,837
  Computer and add-on hardware                2,270,466         894,520
                                            ------------    ------------
NET REVENUE                                   9,463,595       6,239,147

COST OF REVENUE
  Services                                    3,124,760       2,181,041
  Product licenses and development            1,118,454         795,310
  Computer and add-on hardware                2,112,638         803,012
                                            ------------    ------------
TOTAL COST OF REVENUE                         6,355,852       3,779,363

EXPENSES
  Marketing and sales                         1,708,983       1,186,327
  General and administrative                    882,197         718,818
  Amortization of goodwill                       50,130          57,589
                                             ------------    ------------
TOTAL EXPENSES                                2,641,310       1,962,734
EARNINGS FROM OPERATIONS                        466,433         497,050

INTEREST EXPENSE - NET                         (282,184)       ( 78,822)

OTHER EXPENSE                                      -            184,000
                                              ------------    ------------
EARNINGS BEFORE INCOME TAXES                    184,249         234,228

INCOME TAXES                                    111,000          94,000
                                             ------------    ------------
NET EARNINGS                                  $  73,249      $  140,228
                                             ============    ============

EARNINGS PER COMMON SHARE:
BASIC                                              $.02           $.04
                                             ============    ============

DILUTED                                            $.02           $.04
                                              ============    ============


See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Nine Months Ended
                                                  September 30,
                                            ----------------------------
                                               1998           1997
                                            ----------------------------
                                                   (Unaudited)
REVENUE
  Services                                    $13,231,288     $10,753,844
  Product licenses                              6,157,002       4,269,711
  Computer and add-on hardware                  5,241,849       2,897,394
                                               ------------    ------------
NET REVENUE                                    24,630,139      17,920,949

COST OF REVENUE
  Services                                      8,402,914       6,198,880
  Product licenses and development              3,330,520       2,343,262
  Computer and add-on hardware                  4,677,440       2,625,121
                                               ------------    ------------
TOTAL COST OF REVENUE                          16,410,874      11,167,263

EXPENSES
  Marketing and sales                            4,344,308      3,290,995
  General and administrative                     2,683,341      2,174,186
  Amortization of goodwill                         161,637        172,768
                                               ------------    ------------
TOTAL EXPENSES                                   7,189,286      5,637,949
EARNINGS FROM OPERATIONS                         1,029,979      1,115,737

INTEREST EXPENSE - NET                            (422,522)      (276,846)
OTHER EXPENSE                                        -            184,000
                                               ------------    ------------
EARNINGS BEFORE INCOME TAXES                       607,457        654,891

INCOME TAXES                                       365,000        262,000
                                                ------------    ------------
NET EARNINGS                                   $   242,457      $ 392,891
                                               ============     ============

EARNINGS PER COMMON SHARE:
BASIC                                                 $.07          $.12
                                               ============     ============

DILUTED                                              $.07           $.11
                                               ============     ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ----------------------------
                                                 1998           1997
                                              ----------------------------
                                                     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                 $ 242,457       $ 392,891
  ADJUSTMENTS TO RECONCILE NET EARNINGS
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
      DEPRECIATION AND AMORTIZATION            1,524,041       1,318,638
      CHANGES IN ASSETS AND LIABILITIES           37,913        (598,550)
      LOSS ON WRITE-DOWN OF INVESTMENT              -            184,000
                                              ------------    ------------
           TOTAL ADJUSTMENTS                   1,561,954         904,088
                                              ------------    ------------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                  1,804,411      1,296,979

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT            (774,589)      (156,121)
  ADDITIONS TO SOFTWARE                            (5,053)       (41,766)
  REDUCTION IN SALES-TYPE LEASES                  (12,890)       (34,268)
  CASH RECEIVED IN ACQUISITION,
    NET OF CASH PAID                               98,275             -
  OTHER ASSETS                                     (8,992)        123,599
                                               ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                         (703,249)       (108,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
  DECREASE IN BANK AND OTHER NOTES                   -           (795,000)
  INCREASE (DECREASE) IN LONG-TERM DEBT           953,513         (37,295)
  INCREASE IN LONG-TERM LIABILITIES               283,985            -
  CASH PAID IN LIEU OF STOCK                     (140,000)           -
  PURCHASE OF TREASURY STOCK                     (371,169)           -
  ISSUANCE OF COMMON STOCK                            206          (3,197)
                                                ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                          726,535        (835,492)
                                                ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH &
  CASH EQUIVALENTS                                 30,557            -
                                                ------------    ------------
CASH AND CASH EQUIVALENTS:
  NET INCREASE                                  1,858,254         352,931
  BALANCE, BEGINNING OF YEAR                    1,282,817         674,239
                                              ------------    ------------
  BALANCE, END OF PERIOD                      $ 3,141,071     $ 1,027,170
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and nine months ended September 30, 1998 and September 30, 1997, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                               (Unaudited)

Note 2 - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                        ------------------         ------------------
                                        1998          1997         1998         1997
                                        ----          ----         ----         ----
NUMERATOR:
  NET INCOME                          $ 73,249       $140,228    $ 242,457    $ 392,891
                                    ===========     ===========   ===========  ===========

NUMERATOR FOR DILUTED EARNINGS
  PER SHARE - INCOME AVAILABLE
  TO COMMON SHAREHOLDERS              $ 73,249       $140,228    $ 242,457    $ 392,891
                                    ===========     ===========   ===========  ===========

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS
    PER SHARE - WEIGHTED AVERAGE
     SHARES                          3,492,116      3,294,362    3,491,676    3,271,533

EFFECT OF DILUTIVE SECURITIES:
  EMPLOYEE STOCK OPTIONS               168,723         96,300      171,206      135,472
  CONTINGENTLY ISSUABLE SHARES          -              80,146          -         80,146
                                    -----------     -----------   -----------  -----------
DILUTIVE POTENTIAL COMMON SHARES
  DENOMINATOR FOR DILUTED
    EARNINGS PER SHARE -
    ADJUSTED WEIGHTED
    AVERAGE SHARES AND
    ASSUMED CONVERSIONS              3,660,839      3,470,808    3,662,882    3,487,151
                                    ===========    ===========   ===========  ===========

BASIC EARNINGS PER SHARE                  $.02           $.04         $.07         $.12
                                    ===========    ===========   ===========  ===========

DILUTED EARNINGS PER SHARE                $.02           $.04         $.07         $.11
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

Total comprehensive income is as follows:

                           For the Three Months     For the Nine Months
                           Ended September 30,       Ended September 30,
                           --------------------     --------------------
                            1998         1997        1998        1997
                            ----         ----        ----        ----

Net income                $  73,249   $ 140,228    $242,457   $ 392,891

Foreign currency
translation adjustments      32,258        -         30,555       -
                          ---------   ---------    ---------   ---------

Comprehensive income      $ 105,507   $ 140,228    $273,012   $ 392,891
                          =========   =========    =========   =========

Note 4 - Long-Term Obligations
------------------------------

In September of 1998, the Company refinanced its Corporate Headquarters in Framingham, Massachusetts. The mortgage loan, totaling $3,000,000 at 7.24% for 10 years with 30 year amortization, provides for monthly principal and interest payments of $20,445. The financing required the payoff of the principal on a previous mortgage of $1,169,206 along with a prepayment fee of approximately $248,000. The prepayment fee has been recorded as interest expense in the Condensed Statements of Operations for the three and nine month periods ending September 30, 1998. The proceeds of the loan were used to pay-off the Company's Term loan with the remainder to be retained for general corporate purposes. Item 2


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

          -----------------------------------------------------------

In addition to the historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding revenues, gross margins, future marketing efforts, potential acquisitions, and Year 2000 implications. Such statements involve a number of risks and uncertainties, including but not limited to those discussed below and those identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances arising after the date hereof.

                              Results of Operations

                              Third Quarter of 1998
                                   compared to
                              Third Quarter of 1997


                                        (000's omitted)
                            ---------------             --------------------
                                Revenue                  Increase/(Decrease)
                            ---------------             --------------------
                            1998       1997             Amount    Percentage
                            ----       ----             ------    ----------
Services                  $ 4,563    $ 3,674          $ 889         24%
Product licenses            2,630      1,671            959         57%
Computer and add-on
  hardware                  2,271        894          1,377        154%
                          --------   --------        --------
  Net revenue             $ 9,464    $ 6,239         $3,225         52%
                          ========   ========        ========    ========

REVENUE

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, for catalog direct marketers, and for the automotive, legal, and ERP (enterprise resource planning) markets. The Company entered the ERP market in January 1998 with the acquisition of substantially all the assets of Cedes S.r.l. and SIPI-U S.r.l., subsidiaries of the Findest Group of Padova, Italy. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from client service and support. The Company's total revenues increased by approximately $3,225,000, or 52%, for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. Revenue from existing businesses increased by approximately $2,467,000, or 40%, for the period, when approximately $758,000 in revenue from the Company's ERP systems product line, which was acquired in January 1998, is excluded.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues increased by approximately $889,000, or 24%, for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. Service revenue from existing businesses increased by approximately $281,000, or 8%, for the period, when compared to the third quarter of 1997, and the service revenue from the ERP systems product line of approximately $608,000 for the 1998 period is excluded.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Product license revenues increased by approximately $959,000, or 57%, for the third quarter of 1998, compared to the same period in 1997. Product license revenue from existing businesses increased by approximately $834,00, or 50%, for the period, when compared to the third quarter of 1997, and the product license revenue from the ERP systems product line of approximately $125,000 for the 1998 period is excluded. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $1,377,000, or 154%, for the three months ended September 30, 1998, compared to the same period in 1997. Hardware revenue from existing businesses increased by approximately $1,352,000, or 151%, when compared to the third quarter of 1997 and the hardware revenue from the ERP systems product line of approximately $25,000 for the 1998 period is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

                                     Item 2

                                  - continued -

COST OF REVENUE

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $944,000 for the three months ended September 30, 1998, compared to the third quarter of 1997. The gross margin percentage for services for the third quarter of 1998 decreased to approximately 32% from 41% of revenue from services in the third quarter of 1997. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $323,000 for the quarter ended September 30, 1998, compared to the same period in 1997. The change primarily reflects the costs associated with license revenue increases from the electronic time recording, tire, and legal systems product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $1,310,000, or 163%, for the three months ended September 30, 1998, compared to the prior period. The increase in dollar amount for the cost of hardware revenues for the three months ended September 30, 1998 was due primarily to increased unit sales of hardware products accompanying increased product license sales and a decrease in gross margin on hardware product sales as highlighted below.

     The gross margin percentage for hardware sales decreased to 7% for the three months ended September 30, 1998, from 10%, in the same period in 1997. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

                                     Item 2

                                  - continued -

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $523,000, or 44%, for the quarter ended September 30, 1998, compared to the third quarter in 1997. The change in marketing and sales expenses primarily reflects increases in sales staffing, the higher sales commissions associated with increased revenues, and the additional expenses related to the newly acquired ERP systems product line.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $163,000, or 23%, for the three months ended September 30, 1998, compared to the same period in 1997. The change primarily reflects additional expenses related to the ERP and Tire systems product lines.

     Net earnings for the third quarter of 1998 were approximately $73,000, as compared to net earnings of approximately $140,000 for the third quarter of 1997. The change resulted from a decrease in earnings from operations of approximately $31,000, and increases in income tax expense of $17,000, and an increase in net interest expense of approximately $203,000, partially offset by a decrease in other expense of $184,000. Interest expense for the current quarter includes a one-time charge of approximately $248,000 related to the early payoff of a mortgage on Company-owned real estate, which was refinanced.

                                     Item 2

                                  - continued -


                      Nine Months Ended September 30, 1998
                                   compared to
                      Nine Months Ended September 30, 1997


                                           (000's omitted)
                            ---------------         --------------------
                                Revenue              Increase/(Decrease)
                            ---------------         --------------------
                            1998       1997         Amount    Percentage
                            ----       ----         ------    ----------
Services                  $13,231    $10,754      $ 2,477         23%
Product licenses            6,157      4,270        1,887         44%
Computer and add-on
  hardware                  5,242      2,897        2,345         81%
                          --------   --------    --------
  Net revenue             $24,630    $17,921      $ 6,709         37%
                          ========   ========    ========    ========

REVENUE

     Net revenue. The Company's total revenues increased by approximately $6,709,000, or 37%, for the period when compared to the first nine months of 1997. Revenue from existing businesses increased by approximately $4,171,000, or 23% for the period, when approximately $2,538,000 in revenue from the Company's ERP systems product line, which was acquired in January 1998, is excluded.

     Services. Service revenues increased by approximately $2,477,000, or 23%, for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. Service revenue from existing businesses increased by approximately $521,000, or 5%, for the period, when compared to the first nine months of 1997, and the service revenue from the ERP systems product line of approximately $1,956,000 for the 1998 period is excluded. The change was due to increases in software license revenues which were accompanied by client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed client base.

     Product licenses. Software license revenues increased by approximately $1,887,000, or 44%, for the first nine months of 1998, compared to the same period in 1997. Product license revenue from existing businesses increased by approximately $1,440,000, or 34%, for the period, when compared to the first nine months of 1997, and the product license revenue from the ERP systems product line of approximately $447,000 for the 1998 period is excluded. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

     Computer and add-on hardware. Hardware revenues increased by approximately $2,345,000, or 81%, for the nine months ended September 30, 1998, compared to the same period in 1997. Hardware revenue from existing businesses increased by approximately $2,210,000, or 76% for the period, when approximately $135,000 in hardware revenue from the Company's newly acquired ERP systems product line is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.


COST OF REVENUE

     Services. Cost of services increased by approximately $2,204,000 for the nine months ended September 30, 1998, compared to the first nine months of 1997. The increase reflects the addition of the cost of services related to the ERP systems product line which was acquired in January 1998, along with increases in cost of services for the tire, legal, and direct marketing product lines. The gross margin percentage for services for the nine months ended September 30, 1998 decreased to approximately 36% from 42% of revenue from services in the first nine months of 1997. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues and development increased by approximately $987,000 for the nine months ended September 30, 1998, compared to the same period in 1997. The change primarily reflects the costs associated with license revenue increases from the electronic time recording, tire, and legal systems product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues increased by approximately $2,052,000, or 78%, for the nine months ended September 30, 1998, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $1,945,000, or 74%, when approximately $107,000 in cost of hardware from the Company's newly acquired ERP systems product line is excluded from the results of the first nine months of 1998. The increase in dollar amount for the cost of hardware revenues for the nine months ended September 30, 1998 was due primarily to increased unit sales of hardware products accompanying increased product license sales and a decrease in gross margin on hardware product sales as highlighted below.

     The gross margin percentage for hardware sales increased to approximately 11% from 9% for the nine months ended September 30, 1998, compared to the same period in 1997. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


EXPENSES

     Marketing and sales. Marketing and sales expenses increased by $1,053,000, or 32%, for the nine months ended September 30, 1998, compared to the first nine months in 1997. The change in marketing and sales expenses primarily reflects increases in sales staffing, the higher sales commissions associated with increased revenues, and the additional expenses related to the newly acquired ERP systems product line.

     General and administrative. General and administrative expenses increased by approximately $509,000, or 23%, for the nine months ended September 30, 1998, compared to the same period in 1997. The change primarily reflects the additional expenses related to the ERP and Tire systems product lines.

     Net earnings for the nine months ended September 30, 1998 were approximately $242,000, as compared to net earnings of approximately $393,000 for the first nine months of 1997. The change resulted from a decrease in earnings from operations of approximately $86,000, an increase in income tax expense of $103,000, and an increase in net interest expense of approximately $146,000, partially offset by a decrease in other expense of $184,000. Interest expense for the nine months ended September 30, 1998 includes a one-time charge of $248,000 related to the early payoff of a mortgage on Company-owned real estate, which was refinanced.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at September 30, 1998 of approximately $3,141,000, an increase of approximately $1,858,000 from December 31, 1997. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, all of which was available at September 30, 1998.

In September of 1998, the Company refinanced its Corporate Headquarters in Framingham, Massachusetts. The mortgage loan, totaling $3,000,000 at 7.24% for 10 years with 30 year amortization, provides for monthly principal and interest payments of $20,445. The financing required the payoff of the principal on a previous mortgage of $1,169,206 along with a prepayment fee on the existing mortgage of approximately $248,000. The proceeds of the loan were used to pay-off the Company's Term loan with the remainder to be retained for general corporate purposes.

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

                             Year 2000 Implications

     The Company has continued to evaluate the potential impact of the Year 2000 issue, which concerns the inability of some computer hardware and software programs to properly recognize and process date sensitive information related to the 21st century. Certain of the Company's internal use software and existing products are currently Year 2000 compliant, while others have required modification so that the software will function properly with respect to dates in the Year 2000 and thereafter. In addition, the Company has been, and is currently providing customers upgrade alternatives to Year 2000 compliant versions of the Company's products. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred. The Company presently believes that due to its use of currently Year 2000 compliant systems along with the modification of non-compliant software and products, the Year 2000 issue will not pose significant operational problems for the Company or its customers. Although the Company believes its systems and software are or will be Year 2000 compliant in all material respects, there can be no assurance that the Company's current systems and products do not contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company.

The Company has also contacted certain of its significant vendors to determine the extent to which the Company's products are vulnerable to those third parties' failure to correct their own Year 2000 issues. Generally, computer systems and software provided by third parties and included in the Company's systems are developed by leading suppliers with Year 2000 programs in process. There can be no guarantee that the systems and software of other companies on which the Company's systems rely, will be timely or properly converted. Failure of these third party products to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -

              The following exhibits are filed with this report:

              10.1 Commercial Lease dated as of September 15, 1998, between 10 Speen Street, LLC as Lessor, and ASA International Ltd., as Lessee, for the property located at 10 Speen Street, Framingham, MA.

              10.2 Indemnification Agreement made as of September 21, 1998, by 10 Speen Street, LLC and ASA International Ltd., as Indemnitors, for the benefit of John Hancock Real Estate Finance, Inc., as Mortgagee.

              10.3 Guaranty Agreement effective as of September 21, 1998 by ASA International Ltd., as Guarantor, in favor of John Hancock Real Estate Finance, Inc.

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K -

              The Registrant filed a report on Form 8-K on August 7, 1998, in which the Registrant announced that its Board of Directors had authorized a share repurchase program, pursuant to which the Registrant may purchase up to $500,000 of its common stock in the open market.

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


   11/16/98                                  /s/ Alfred C. Angelone
------------                            ------------------------------
  (Date)                                         (Signature)
                                             Alfred C. Angelone
                                            Chief Executive Officer



  11/16/98                                  /s/ Terrence C. McCarthy
------------                             ------------------------------
  (Date)                                            (Signature)
                                               Terrence C. McCarthy
                                             Vice President and Treasurer