Form 10-K
period 1998-12-31
ASA INTERNATIONAL LTD
filed 1999-03-30
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number:
December 31, 1998                                0-14741
-------------------------                        ----------------------

                             ASA INTERNATIONAL LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    02-0398205
-------------------------------                   --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   10 Speen Street, Framingham, MA                       01701
-----------------------------------------              ----------
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

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------
                               Title of Each Class
                         -------------------------------
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of March 24, 1999, 3,350,812 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $6,460,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Document                                       Part of Form 10-K Annual
--------                                       Report in which Document
                                               is Incorporated


Definitive Proxy Statement to be
supplied to Shareholders in conjunction
with the 1999 Annual Meeting of Shareholders             Part III

                                 PART I


ITEM 1.   Business

GENERAL

     ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 900 businesses in the United States, Canada, South America, Western Europe, and Australia. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor management market, for catalog direct marketers, and for the legal, Italian manufacturing, and tire dealer markets. The Company installs its software on a variety of computers and networks, including IBM Corporation ("IBM"), Hewlett Packard ("HP"), and various Unix/Open Systems hardware platforms, and provides implementation, training, custom development, and long-term software and hardware support to its clients.

     The Company is comprised of five product lines and a corporate services group. The Company's SmartTime Software Group provides electronic time recording solutions for payroll and pay rules to companies with greater than 500 employees and over $10 million in sales. The Tire Systems Group provides integrated hardware and software solutions to independent tire dealers, wholesalers, and retreaders. The Legal Systems Group provides integrated accounting and practice management solutions to law firms. The CommercialWare Group, which was sold in March 1999, specialized in delivering enterprise systems to consumer and business direct marketing companies and companies engaging in e-commerce. The ERP Systems Group provides integrated client/server based ERP (Enterprise Resource Planning) systems to manufacturing companies throughout Italy.

     The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. ("Properties"), ASA International Ventures, Inc. ("Ventures"), and ASA Italy, S.r.l. ASA Properties Inc. is the sole and managing member of 10 Speen Street LLC, which is the owner of the Company's corporate headquarters.

     The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone.

     Effective March 3, 1999, the Company sold substantially all of the assets of the Registrant's CommercialWare Division ("CWI") to CommercialWare, Inc., a Delaware Corporation (the Purchaser). In connection therewith, the Company transferred to the Purchaser certain of the liabilities of CWI. The Company received (i) cash in the amount of $4,000,000, (ii) a promissory note in the amount of $1,700,000, (iii) a junior promissory note in the amount of $500,000,
(iv) 30,000 shares of the Purchaser's common stock, par value $.01 per share, and (v) one (1) share of Purchaser's Series A Preferred Stock.

     In December 1996, the Company completed the disposition of substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Group (the "International Group") to TradePoint Systems LLC ("TradePoint"), a New Hampshire limited liability company. In exchange for the assets of the International Group and the assumption of the International Group's liabilities, the Company received a 16% membership interest in TradePoint and a subordinated promissory note in the face amount of $600,000 from TradePoint (the "Note"). The remaining 84% interest in TradePoint is owned by Christopher J. Crane, the former president of and a former director of the Company. Simultaneously, with the completion of this transaction, Mr. Crane resigned from all of his positions with the Company. In exchange for his interest in TradePoint, Mr. Crane (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Mr. Crane, the Company, and Alfred C. Angelone, the Company's Chief Executive Officer and Chairman; and
(iii) canceled all of his options to purchase 245,000 shares of Common Stock. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by Shields & Company, Inc. The Company accounts for its investment in TradePoint under the cost method.

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

SmartTime Software (Formerly ASA Business Systems)
--------------------------------------------------

     The Company designs, develops, markets, implements and supports Client/Server Enterprise-Wide software that manages the "source-to-gross" payroll process of its customers. The Company's SmartTime(R) product (first introduced in 1993) facilitates the electronic collection of time, attendance, and labor data (the source), which is then processed by automatically applying the unique pay rules of the customer to produce gross hours for payroll processing. The Company's SmartRules(R) product, an object-oriented developed tool and calculation engine that interfaces with SmartTime, allows customers who have a dynamic, complex pay rule environment, to maintain and modify those pay rules without the need for custom programming. The Company believes that it currently maintains approximately 10% market share in its target markets.

     The Company offers a comprehensive set of professional and consulting services to all of its customers, including training, implementation assistance, operations and application support, and custom software development.

     The Company also continues to maintain, upgrade, and support legacy manufacturing management and control and accounting software based primarily on the DEC hardware platform.

Tire Systems
------------

     The Company provides integrated hardware and software multi-user solutions on Sun, Compaq/DEC and Unix-based systems to independent tire dealers, wholesalers, and retreaders in the United States, Canada and South America for point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between approximately $25,000 and $300,000.

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

Legal Systems
-------------

     The Company provides integrated client/server-based financial management systems for law firms throughout the United States. The Company's Visual Pyramid product is a powerful, fully integrated suite of legal specific applications designed to run on PC networks. The product is written using MS Visual Studio for the front end and MS SQL Server for the back end. Systems range in price between approximately $50,000 and $500,000.

     The Company entered the legal systems marketplace in June 1991 by acquiring Quorum Legal Systems of Plymouth Meeting, Pennsylvania from Control Data Corporation. In January 1992, the Company acquired the fixed assets of Legal Data Systems of Boston, Massachusetts. In November 1994, the Company acquired certain software products of Precedent Technologies Incorporated of New Hope, Pennsylvania. The Company believes it has an estimated 12% share of the mid-sized law firm market.

ERP Systems
-------------

     The Company, through its ERP Systems Group located in Venice, Italy, provides fully integrated client/server based ERP systems which run under the UNIX and NT operating systems. The product line, called "GX," is targeted at mid-range companies with 20 to 60 users throughout Italy. The products were developed using C++ and operate with many popular relational databases including Oracle, Microsoft SQL, and Informix.

CommercialWare
--------------

     As discussed above, the CommercialWare division was sold on March 3, 1999. Prior to such time, the Company provided enterprise order management and fulfillment systems to consumer, business catalog, direct marketing and electronic commerce firms.

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

Patents and Proprietary Technology
----------------------------------

     The Company does not believe that patents are material to its business. The Company relies primarily upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. In particular, the Company generally provides only "run time" code for its software to its tire and legal clients, although time recording/labor management systems and certain legal clients may also purchase "source" code. In addition, most catalogue dire ct marketing clients purchase source code licenses. Insofar as the Company relies on trade secrets and unpatented know-how, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached. Certain product names of the Company are recognized as trademarks in interstate commerce and are or may be registered trademarks.

Seasonality
-----------

     The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of the United States, Canada, and Italy.

Working Capital Items
---------------------

     The Company does not have any unusual trade practices which would require restrictions on working capital.

Customers
---------

     During fiscal year-ended December 31, 1998, the Company's revenue by product line was approximately as follows:

Product Line                        Revenue($)         %
------------                       -----------        ---

SmartTime Software                 $ 6,870,000        19%
Tire Systems                         8,735,000        25
Legal Systems                        5,150,000        15
CommercialWare                      10,776,000        30
ASA Italy                            3,513,000        10
ASA Consulting                         424,000         1
                                   -----------       ----

                                   $35,468,000       100%
                                   ===========       ====

Backlog
-------

     Set forth below is information concerning the Company's backlog at December 31, 1998 and 1997, respectively:


                                   Backlog at December 31,
                                   -----------------------

                               1998                     1997
                               ----                     ----
                                     Support                    Support
Product Line             Total      Contracts      Total       Contracts
------------             -----      ---------      -----       ---------

SmartTime Software   $ 2,700,000    $1,100,000  $ 2,900,000   $1,100,000
Tire Systems           4,300,000     1,900,000    3,000,000    2,000,000
Legal Systems          2,900,000     1,600,000    2,400,000    1,500,000
ASA Italy              1,100,000       600,000         -          -
CommercialWare              -             -       2,400,000      900,000
                     -----------    ----------   ----------   ----------
                     $11,000,000    $5,200,000  $10,700,000   $5,500,000
                     ===========    ==========  ===========   ==========

Support contracts are generally cancelable by the Company or the Company's customers upon 90 days prior written notice.

Competition
-----------

     The Company's primary competitors in its target market for time and attendance and labor reporting software are Kronos, JeTech, InTime Systems, FasTech and ABI TruTrack. The Company believes the principal competitive factors in this market are: management of complex pay rules; technological sophistication and vision; scaleability; platform independence; and rapid application deployment and development. The Company believes it competes favorably with respect to all of these factors.

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

     The mid-range ERP market in Italy is highly competitive with the principal competition coming from highly competent and efficient local providers. The principal competitive factors are market visibility, reputation and references, solid technology, Year 2000 and EURO compliance, product functionality, and quality of professional services. The Company believes it competes favorable with respect to each of these factors.

     Prior to its sale on March 3, 1999, CWI engaged in the direct marketing systems market which is highly competitive. CWI's major competitors are Smith-Gardner, Sigma Micro, and Computer Solutions. The direct marketing product competed on price/performance, ease of use, and sophistication of software. CWI believed it competed favorably with respect to all these factors. The next generation product, Mozart, unveiled in 1994, was CASE-developed and competed favorably with the products of competitors.

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

Employees
---------

     As of December 31, 1998, the Company had 213 full time employees. Of these employees, 10 are executive officers or senior managers, 33 are engaged in marketing and sales, 82 in customer support and training, 63 in product/custom development or engineering and 25 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.


ITEM 2.   Description of Properties
          -------------------------

     The Company's Corporate Headquarters are located in a 32,000 square foot office building at 10 Speen Street, Framingham, Massachusetts. This property is owned by 10 Speen Street LLC, a Delaware limited liability company. ASA Properties, Inc., a wholly owned subsidiary of the Company is the managing and sole member of the LLC. The SmartTime Software business is also located at this facility. The Company occupies approximately 44% of the space in the building, while tenants lease the remainder of the space. In September 1998, the Company refinanced this facility with a $3,000,000 mortgage loan at 7.24% for 10 years with 30 year amortization. The carrying costs for the building, which was acquired in October 1991, include monthly principal and interest payments of $20,445 along with operating costs and taxes.

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

     The Company maintains the following additional offices:

                            Current                     Date of Lease
Location                  Monthly Rent    Office Area   Expiration
--------                  ------------    -----------   ----------------

Blue Bell, Pennsylvania     $12,487       9,667 s.f.   January 31, 2006

Kirkland, Washington        $ 5,728       3,720 s.f.   October 31, 2001

Udine, Italy                $ 1,765       3,068 s.f.   December 31, 2000

Venice, Italy               $ 4,891       5,801 s.f.   February 28, 2001


ITEM 3.   Legal Proceedings
          -----------------

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


ITEM 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

     (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal-year ended December 31, 1998, through the solicitation of proxies or otherwise.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.


                                     PART II

ITEM 5.   Market Price of and Dividends on the Company's Common
          Equity and Related Stockholder Matters
          -------------------------------------------------------

     The Common Stock of ASA International Ltd. is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ASAA. The table below indicates the high and low sales prices of the Company's Common Stock during 1997 and 1998:

          Calendar Year 1997           Low           High
          ------------------         -------       --------

          First Quarter               $0.880         $1.625
          Second Quarter              $1.031         $1.313
          Third Quarter               $1.000         $3.375
          Fourth Quarter              $1.875         $2.813

          Calendar Year 1998           Low           High
          ------------------         -------       --------

          First Quarter               $1.750         $2.313
          Second Quarter              $1.750         $2.250
          Third Quarter               $1.719         $2.125
          Fourth Quarter              $2.000         $2.563

These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,277 holders of record of the Company's outstanding Common Stock as of March 24, 1999.

     Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990 and August 1998, the Company is authorized to repurchase up to $1,000,000 of its Common Stock. The Company repurchased shares as follows for the months indicated:


     1991          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     December         25,000                         $1.06


     1992          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.15
     May              10,000                         $1.53
     July              3,000                         $1.81
     August            6,700                         $1.81
                       8,100                         $2.00
     September        45,000                         $1.94
                      15,000                         $2.00
                       5,000                         $1.99
     October           5,000                         $1.88

     1993          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.54
     August           10,000                         $2.93
     September         1,800                         $3.02


     1997          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     December         23,000                         $2.29


     1998          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     May              15,000                         $2.15
     June             20,000                          2.05
     July             15,000                          2.03
     August           80,000                          1.99
     September        55,000                          1.97
     October          25,000                          2.13
     ----------      -------                         -----
     1998 Total      210,000                         $2.02


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


ITEM 6.   Selected Consolidated Financial Data
          ----------------------------------------
          (in thousands, except per share amounts)

     The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 1998, 1997, and 1996, and the balance sheet data as of December 31, 1998 and 1997, are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein.

     The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.


                                           Years Ended December 31,
                                           ------------------------

                               1998     1997     1996     1995     1994
                               ----     ----     ----     ----     ----

Operating Data:
---------------
Revenues                     $35,468  $25,507  $25,471  $31,032  $27,111
Costs and Expenses,
  excluding income tax
  expense                     34,398   24,534   26,362   29,983   26,545
Earnings (Loss)
  from Operations              1,532    1,485     (144)   1,502      920
Net Earnings (Loss)              417      388     (649)     457      166

Basic Earnings (Loss) per
  Common Share                  $.12     $.12    $(.17)    $.12     $.04
Diluted Earnings (Loss) per
  Common Share                  $.11     $.11    $(.17)    $.11     $.04



                                             December 31,
                                             ------------
                               1998     1997     1996     1995     1994
                               ----     ----     ----     ----     ----
Balance Sheet Data:
-------------------
Total Assets                 $19,732  $17,826  $16,630  $19,515  $20,131
Long-Term Obligations          4,068    2,696    3,012    2,707    3,112
Long-Term Liabilities - other    305      -        -        -        -
Shareholders' Equity           8,809    8,398    8,012   10,110    9,652


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


Results of Operations
---------------------

Comparison of 1998 to 1997
--------------------------

                                                 (000's omitted)
                                 ---------------------------------------
                                      Revenue        Increase/(Decrease)
                                 ------------------  -------------------
                                  1998       1997     Amount  Percentage
                                  ----       ----    -------- ----------

Product licenses                  $ 8,490   $ 6,178   $ 2,312     37%
Services                           18,218    14,005     4,213     30%
Computer and add-on hardware        8,760     5,324     3,436     65%

                                  -------   -------   -------

Net Revenue                       $35,468   $25,507   $ 9,961     39%
                                  =======   =======   =======


REVENUE

     In March 1999, the Company completed the disposition of its CommercialWare Division (direct marketing systems product line). In the three years ended December 31, 1998, 1997, and 1996, this group's revenues totaled approximately $10,776,000, $7,603,000 and $6,530,000, or 30%, 30% and 26% of total Company revenue.

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, for catalog direct marketers until the sale of its CommercialWare division in March 1999, and for the tire dealer, legal, and ERP (enterprise resource planning) markets. The Company entered the ERP market in January 1998 with the acquisition of substantially all the assets of Cedes S.r.l. and SIPI-U S.r.l., subsidiaries of the Findest Group of Padova, Italy. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues increased by approximately $9,961,000, or 39%, for the year ended December 31, 1998, compared to the year ended December 31, 1997, with the ERP systems product line acquired in January 1998 accounting for $3,513,000 or 14% of the increase in revenue.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Product license revenues increased by approximately $2,312,000, or 37%, for the year ended December 31, 1998, compared to the same period in 1997, with the newly acquired ERP systems product accounting for $629,000 or 10% of the increase in product license revenue. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues increased by approximately $4,213,000, or 30%, for the year ended December 31, 1998, compared to the same period in 1997, with the newly acquired ERP systems product accounting for $2,721,000, or 19%, of the increase in services revenue.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $3,436,000, or 65%, for the year ended December 31, 1998, compared to the same period in 1997, with the newly acquired ERP systems product accounting for $163,000, or 3%, of the increase in computer add-on hardware revenue. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.


COST OF REVENUE

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $1,325,000 for the year ended December 31, 1998, compared to the same period in 1997. The change primarily reflects the costs associated with license revenue increases from the electronic time recording, tire, and legal systems product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $3,732,000 for the year ended December 31, 1998, compared to the same period in 1997. The gross margin percentage for services for the year ended 1998 decreased to approximately 36%, from 43% of revenue from services in the same period in 1997. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $2,635,000, or 53%, for year ended December 31, 1998, compared to the same period in 1997. The increase in dollar amount for the cost of hardware revenues for the year ended December 31, 1998 was due primarily to increased unit sales of hardware products accompanying increased product license sales.

     The gross margin percentage for hardware sales increased to 13% for the year ended December 31, 1998, from 6%, in the same period in 1997. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline and uncertainty in hardware revenue and margins.


EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $1,090,000, or 24%, for the year ended December 31, 1998, compared to the same period in 1997. The change in marketing and sales expenses primarily reflects increases in sales staffing, the higher sales commissions associated with increased revenues, and the additional expenses related to the newly acquired ERP systems product line.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $1,027,000, or 35%, for the year ended December 31, 1998, compared to the same period in 1997. The change primarily reflects additional expenses related to the ERP, Tire Systems, and Direct Marketing product lines.

     Net earnings for 1998 were approximately $417,000, as compared to net earnings of approximately $388,000 in 1997. The change resulted from an increase in earnings from operations of approximately $47,000, and a decrease in other expense of approximately $184,000, partially offset by an increase in net interest expense of approximately $134,000, and an increase in income tax expense of approximately $68,000. Interest expense for the current year includes a one-time charge of approximately $248,000 related to the early payoff of a mortgage on Company-owned real estate, which was refinanced.


Comparison of 1997 to 1996
--------------------------

                                                 (000's omitted)
                                 ---------------------------------------
                                      Revenue        Increase/(Decrease)
                                 ------------------  -------------------
                                  1997       1996     Amount  Percentage
                                  ----       ----    -------- ----------

Product licenses                $ 6,178    $ 4,831   $ 1,347     28%
Services                         14,005     15,832    (1,827)   (12%)
Computer and add-on hardware      5,324      4,808       516     11%
                                -------    -------    -------

Net Revenue                     $25,507    $25,471    $   36      0%
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

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $516,000, or 11%, for the year ended December 31, 1997, compared to the same period in 1996. Hardware revenue from existing businesses increased by approximately $2,423,000, or 84% for the period, when approximately $1,907,000 in hardware revenue from the Company's international trade product line is excluded from the results for 1996. The increase of hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

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

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $2,083,000 for the year ended December 31, 1997, compared to the same period in 1996. The decrease primarily reflects the elimination of the cost of service related to the international trade product line which was sold in December 1996. The gross margin percentage for services for 1997 increased to approximately 43%, from 36%, of revenue from services in 1996. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $918,000, or 23%, for the year ended December 31, 1997, compared to the prior year. The cost of hardware revenue from existing businesses increased by approximately $2,479,000, or 99%, when approximately $1,561,000 in cost of hardware from the Company's international trade product line is excluded from the results for 1996. The increase in dollar amount for the cost of hardware revenues for the year ended December 31, 1997 was due primarily to increased unit sales of hardware products, accompanying increased product license sales, and a decrease in gross margin on hardware product sales as discussed below.

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


EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and related overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and advertising. Marketing and sales expenses increased by approximately $361,000, or 9%, for the year ended December 31, 1997, compared to the same period in 1996. The change in marketing and sales expenses primarily reflects increases in sales staffing and the higher sales commissions associated with increased revenues, offset by the elimination of expenses related to the international trade product line.

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


Liquidity and Capital Resources
-------------------------------

     The Company had total cash and cash equivalents at December 31, 1998 of approximately $4,262,000, an increase of approximately $2,980,000 from December 31, 1997. The Company and its subsidiaries currently have a maximum line of credit totaling $1,500,000, all of which was available at December 31, 1998. This line is scheduled to expire in 1999. The Company expects to renew the line under approximately the same terms of which no assurance can be given.

     In September of 1998, the Company refinanced its Corporate Headquarters building in Framingham, Massachusetts. The mortgage loan, totaling $3,000,000 with interest at 7.24% for 10 years with 30 year amortization, provides for monthly principal and interest payments of $20,445 through October 2008 with a final principal payment of approximately $2,638,000 plus interest. The financing required the payoff of the principal on a previous mortgage of $1,169,206 along with a prepayment fee on the previous mortgage of approximately $248,000. The proceeds of the loan were used to pay-off the Company's term loan with the remainder retained for general corporate purposes.

     In November 1998, the Company entered into a joint venture agreement with a third party whereby the Company will sell and support software products in the United States and Canada. The Company has agreed to provide $500,000 in funding for this venture. No activity occurred under the Joint Venture Agreement during 1998.

     Effective March 3, 1999, the Company sold substantially all of the assets of the Registrant's CommercialWare Division ("CWI") to CommercialWare, Inc., a Delaware Corporation (the Purchaser). In addition and pursuant to the Purchase Agreement, the Company transferred to the Purchaser certain of the liabilities of CWI. The Company received (i) cash in the amount of $4,000,000, (ii) a promissory note in the amount of $1,700,000, (iii) a junior promissory note in the amount of $500,000, (iv) 30,000 shares of the Purchaser's common stock, par value $.01 per share, and (v) one (1) share of Purchaser's Series A Preferred Stock.

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


New Accounting Standards Not Yet Adopted
----------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet, or to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


Other Information; Year 2000 Issue Disclosure
----------------------------------------------

     The Company has continued to evaluate the potential impact of the Year 2000 Issue, which concerns the inability of computer hardware and software programs to properly recognize and process date-sensitive information relating to the 21st century. Certain of the Company's internal use software and existing products are currently Year 2000 compliant, while others have required modification so that the software will function properly with respect to dates in the Year 2000 and thereafter. In addition, the Company has been, and is currently, providing customers upgrade alternatives to Year 2000 compliant versions of the Company's products. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred. The Company presently believes that due to its use of currently Year 2000 compliant systems, along with the modification of non-compliant software and products, the Year 2000 issue will not pose significant operational problems for the Company or its customers. Although the Company believes its systems and software are, or will be, Year 2000 compliant in all material respects, there can be no assurance that the Company's current systems and products do not contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company.

     The Company has also contacted certain of its significant vendors to determine the extent to which the Company's products are vulnerable to those third parties' failure to correct their own Year 2000 issues. Generally, computer systems and software provided by third parties and included in the Company's systems are developed by leading suppliers with Year 2000 programs in process. There can be no guarantee that the systems and software of other companies, on which the Company's systems rely, will be timely or properly converted. Failure of these third party products to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

     Risk. The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

     Foreign Currency Risk. International revenues from the Company's foreign subsidiary and other foreign sources were approximately 12% of all revenues. International sales are made primarily from the Company's foreign subsidiary in Italy and are denominated in the local currency. Accordingly, the foreign subsidiary uses the local currency as its local currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

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


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports On
          Form 8-K
          ------------------------------------------------------

(a)1.  Financial Statements.
       ---------------------
       The Consolidated Financial Statements required to be filed herein are as follows:
            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Comprehensive Income
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedules.
       -----------------------------
       None

(a)3.  Exhibits.
       ---------
       The following exhibits are filed with this report:

10     Lease for 475 Sentry Parkway, Blue Bell, Pennsylvania, dated August 26,
       1998.

21     Subsidiaries of Registrant.

23     Consent of BDO Seidman, LLP, independent certified public accountants.

27     Financial Data Schedule.

A) The following exhibits were filed with the Registrants: Form 10-Q on November 16, 1998 and are incorporated herein by reference:

10-1 Commercial Lease dated September 15, 1998, between 10 Speen Street, LLC as Lessor, and ASA International Ltd., as Lessee, for the property located at 10 Speen Street, Framingham, MA.

10-2 Indemnification Agreement made September 21, 1998, by 10 Speen Street, LLC and ASA International Ltd., as Indemnitors, for the benefit of John Hancock Real Estate Finance, Inc., as Mortgagee.

10-3 Guarantee Agreement effective September 21, 1998 by ASA International Ltd., as Guarantor, in favor of John Hancock Real Estate Finance, Inc.

B) The following exhibits were filed with the Registrant's Form 8-K on November 4, 1998 and are incorporated herein by reference:

10-1 Rights Agreement, dated as of October 21, 1998 between the Registrant and American Securities Transfer & Trust, Inc., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate.

10-2 Letter to the holders of the Registrant's Common Stock, dated November 4, 1998 (including summary of Rights).

10-3   Press release, dated October 22, 1998.

C) The following exhibit was filed with the Registrant's Form 10-Q filed on August 13, 1998 and is incorporated herein by reference:

10-1 Promissory Note (Revolver) between ASA International Ltd. and CoreStates Bank, N.A., dated June 30, 1998.

D) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1997:

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

10-2 Promissory Note (Term) between ASA International Ltd. and CoreStates Bank, N.A., dated December 10, 1996.

10-4 Security Agreement between ASA International Ventures, Inc. and CoreStates Bank, N.A., dated December 10, 1996.

10-5 Guarantee between ASA International Ltd. and CoreStates Bank, N.A., dated December 10, 1996.

E) The following exhibits and Financial Statements were filed with the Registrant's Form 8-K on January 15, 1997 and are incorporated herein by reference:

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

2(c) Reorganization Agreement by and between the Registrant, TradePoint Systems LLC and Christopher J. Crane.

F) The following exhibits were filed with the Registrant's Form 8-K on November 27, 1996 and are incorporated herein by reference:

2(a) First Amendment to the Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Progressive Computer Systems, Inc. dated October 18, 1996.

2(b)   Second Amendment to the Purchase Agreement dated November 15, 1996.

G) The following exhibits were filed with the Registrant's Form 8-K on September 20, 1996 and are incorporated herein by reference:

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

10-3 Consent to Assignment of Lease for 960 Harvest Drive, Blue Bell, Pennsylvania.

10-4 Agreement for Purchase and Sale of Assets between ASA International Ventures, Inc. and ASA Incorporated, dated December 29, 1995.

10-5 Agreement for Purchase and Exchange of Assets between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

10-6 Agreement for Exchange of Intangibles between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

I) The following document is incorporated by reference to the Registrant's Form 8-K filed on August 31, 1995:

16 The Registrant announced that it had retained BDO Seidman, LLP, as its new independent accountants, replacing its prior independent accountants, Deloitte & Touche LLP.

J) The following documents are incorporated by reference to the registrant's Report on Form 10-K filed on March 30, 1995:

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

L) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1993:

10-4 Mortgage and Security Agreement between ASA Properties, Inc. and Sun Life Assurance Company of Canada.

10-5 Promissory Note of ASA Properties, Inc. in favor of Sun Life Assurance Company of Canada.

M) The following document is incorporated by reference to the Registrant's Form 8-K filed on September 29, 1993:

10-1 Agreement and Plan of Merger by and among the Company, ASA Incorporated, CommercialWare, Donald Askin, and Jonathan Ellman, dated as of August 31, 1993.

N) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1988:

3b     Bylaws, as amended.

O) The following documents are incorporated by reference to the Company's Registration Statement on Form S-18 (File number 33-5832-B):

4c     Specimen Convertible Note.

P) The following documents are incorporated by reference to the Company's Registration Statement on Form S-1 (File number 33-15381):

3a     Certificate of Incorporation, as amended.


(b)    Reports on Form 8-K.
       --------------------

     On November 4, 1998, the Company filed a report on Form 8-K in which the Company announced the approval of a Shareholder Rights Plan by its Board of Directors.

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

                                     ASA INTERNATIONAL LTD.


                                     By /s/ Alfred C. Angelone
                                     -----------------------------------
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                            Capacity                 Date
----                            --------                 ----


/s/ Alfred C. Angelone          Director, Chief          March 30, 1999
--------------------------      Executive Officer,
Alfred C. Angelone              and President
                                (principal executive
                                officer and principal
                                accounting officer)

/s/ James P. O'Halloran         Director                 March 30, 1999
--------------------------
James P. O'Halloran


/s/ Gordon J. Rollert           Director                 March 30, 1999
--------------------------
Gordon J. Rollert


/s/ Alan J. Klitzner            Director                 March 30, 1999
--------------------------
Alan J. Klitzner


/s/ William A. Kulok            Director                 March 30, 1999
--------------------------
William A. Kulok


/s/ Robert L. Voelk             Director                 March 30, 1999
--------------------------
Robert L. Voelk

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ASA INTERNATIONAL LTD.


We have audited the accompanying consolidated balance sheets of ASA International Ltd. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies, the Company changed its method of recognizing revenue in 1998 with the adoption of Statement of Position 97-2, "Software Revenue Recognition."


/s/ BDO Seidman, LLP


Boston, Massachusetts
March 6, 1999

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                  December 31,
                                                 -------------
                                                1998        1997
                                                ----        ----
     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents             $ 4,262,438  $ 1,282,817
     Receivables -- net                      5,187,076    5,926,610
     Computer hardware held for resale         202,487      237,642
     Other current assets                      502,126      651,843
     Net assets of CommercialWare division   1,312,962         -
                                           -----------  -----------
TOTAL CURRENT ASSETS                        11,467,089    8,098,912
                                           -----------  -----------
PROPERTY AND EQUIPMENT:
     Land and buildings                      4,018,949    3,863,351
     Computer equipment                      3,278,879    2,883,864
     Office furniture and equipment            934,032      856,224
     Leasehold improvements                     36,574       36,574
     Vehicles                                  463,402      258,814
                                           -----------  -----------
                                             8,731,836    7,898,827

     Accumulated depreciation
       and amortization                      3,889,322    3,617,402
                                           -----------  -----------
NET PROPERTY AND EQUIPMENT                   4,842,514    4,281,425
                                           -----------  -----------
SOFTWARE
  (less cumulative amortization
  of $6,480,122 and $6,634,296)              1,908,723    3,496,798

COST EXCEEDING NET ASSETS ACQUIRED
  (less cumulative amortization
  of $1,369,222 and $1,634,320)                 60,278      695,755

OTHER ASSETS                                 1,453,751    1,252,812

                                           -----------  -----------
                                           $19,732,355  $17,825,702
                                           ===========  ===========


See notes to consolidated financial statements.



                                                    December 31,
                                                    ------------
                                                 1998           1997
                                                 ----           ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                        $1,174,792     $2,263,573
     Accrued expenses                         2,735,837      1,575,813
     Accrued commissions                        539,628        538,558
     Customer deposits                          789,705        497,190
     Deferred revenue                           726,117        820,563
     Current maturities of
      long-term obligations                     152,571        420,423
                                             ----------    -----------
TOTAL CURRENT LIABILITIES                     6,118,650      6,116,120
                                             ----------    -----------
LONG-TERM OBLIGATIONS,
  NET OF CURRENT MATURITIES                   4,067,797      2,696,020
                                             ----------    -----------
LONG-TERM LIABILITIES - Other                   304,769          -
                                             ----------    -----------
DEFERRED INCOME TAXES                           432,000        616,000
                                             ----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share: Authorized
    and unissued, 1,000,000 shares,
    60,000 shares of which are designated
    as Series A Junior Participating
    Preferred Stock                                -              -
  Common stock, par value
    $.01 per share: Authorized, 6,000,000
    shares; issued 4,376,858 and 4,096,502
    shares; outstanding, 3,348,462 and
    3,278,106 shares                             43,768         40,965
  Additional paid-in capital                  7,793,774      7,394,281
  Retained earnings                           2,964,622      2,548,013
  Accumulated other comprehensive income         17,026           -
                                            -----------    -----------
                                             10,819,190      9,983,259

  Less treasury stock, at cost                2,010,051      1,585,697
                                            -----------    -----------

                                              8,809,139      8,397,562
                                            -----------    -----------

                                            $19,732,355    $17,825,702
                                            ===========    ===========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                          --Years Ended December 31,--
                                     1998         1997          1996
                                     ----          ----         ----

REVENUES
  Product licenses                $ 8,490,301  $ 6,177,507  $ 4,830,947
  Services                         18,217,434   14,005,494   15,831,948
  Computer and add-on hardware      8,760,421    5,323,734    4,808,082
                                  ------------ ------------ ------------
NET REVENUE                        35,468,156   25,506,735   25,470,977
                                  ------------ ------------ ------------
COST OF REVENUE
  Product licenses and development  4,650,739    3,326,174    3,442,981
  Services                         11,742,580    8,010,547   10,093,562
  Computer and add-on hardware      7,626,820    4,992,025    4,073,528
                                  ------------ ------------ ------------
TOTAL COST OF REVENUE              24,020,139   16,328,746   17,610,071
                                  ------------ ------------ ------------
EXPENSES
  Marketing and sales               5,577,389    4,487,320    4,126,394
  General and administrative        4,002,374    2,974,900    3,617,931
  Amortization of goodwill            336,183      230,360      260,833
                                  ------------ ------------ ------------
TOTAL EXPENSES                      9,915,946    7,692,580    8,005,158
                                  ------------ ------------ ------------
EARNINGS (LOSS) FROM OPERATIONS     1,532,071    1,485,409     (144,252)
INTEREST EXPENSE                     (603,299)    (419,039)    (424,738)
INTEREST INCOME                       140,837       90,780         -
OTHER EXPENSE                            -        (184,000)    (322,333)
                                  ------------ ------------ ------------
EARNINGS (LOSS) BEFORE
   INCOME TAXES (CREDIT)            1,069,609      973,150     (891,323)

INCOME TAXES (CREDIT)                 653,000      585,000     (242,000)
                                  ------------ ------------ ------------

NET EARNINGS (LOSS)               $   416,609  $   388,150  $  (649,323)
                                  ============ ============ ============

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)                  $.12         $.12        $(.17)
                                  ============ ============ ============

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)                  $.11         $.11        $(.17)
                                  ============ ============ ============


See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                            --Years Ended December 31,--
                                            1998         1997         1996
                                            ----         ----         ----

NET INCOME (LOSS)                      $   416,609  $   388,150  $  (649,323)
OTHER COMPREHENSIVE INCOME
  NET OF INCOME TAX:
         Foreign currency translation       17,026         -            -
                                       -----------  -----------  ------------
COMPREHENSIVE INCOME (LOSS)            $   433,635  $   388,150  $  (649,323)
                                       ============ ============ ============


See notes to consolidated financial statements.

ASA INTERNATIONAL LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Accum.
                                                      Other
              Common Stock      Additional            Compre-   Treasury Stock
              --------------    Paid-in     Retained  hensive   ---------------
              Shares  Amount    Capital     Earnings  Income  Shares     Amount      Total
              ------  -------  ----------   --------  -----   ------     ------      -----
BALANCES,
  1/1/96    3,917,316 $39,173 $7,681,675 $2,809,186   $-      129,799 $  (420,442)$10,109,592
Exercise of
  stock
  options      66,921     669     61,589       -       -        -          -           62,258
Reacquisition
  of stock on
  sale of
  TradePoint     -       -          -          -       -      665,597  (1,112,000) (1,112,000)
Surrender of
  stock options
  on sale of
  TradePoint     -       -      (398,700)      -       -         -           -       (398,700)
Net loss         -       -          -      (649,323)   -         -           -       (649,323)
            --------- ------- ----------- ---------- ------   ------- ------------ -----------
BALANCES,
  12/31/96  3,984,237  39,842  7,344,564  2,159,863    -      795,396  (1,532,442)  8,011,827
Exercise of
  stock
  options       8,143      82      7,847       -       -         -           -          7,929
Issuance of
  contingent
  shares      104,122   1,041     51,870       -       -         -           -         52,911
Purchase of
  Treasury
  Stock          -        -          -         -       -       23,000     (53,255)    (53,255)
Repurchase of
  stock
  options        -        -      (10,000)      -       -         -           -        (10,000)
Net earnings     -        -          -      388,150    -         -           -        388,150
            --------- ------- ----------- ---------- ------  -------- ------------ -----------
BALANCES,
  12/31/97  4,096,502  40,965  7,394,281  2,548,013    -      818,396  (1,585,697)  8,397,562
Exercise of
  stock
  options         210       2        205       -       -         -           -            207
Issuance of
  contingent
  shares       80,146     801     26,288       -       -         -           -         27,089
Purchase of
  Treasury
  Stock          -       -          -          -       -      210,000    (424,354)   (424,354)


Issuance of
  share for
  Cedes
  acquisition 200,000   2,000    373,000       -       -         -           -        375,000
Net earnings     -       -          -       416,609    -         -           -        416,609
Foreign
  currency
  translation    -       -           -         -     17,026      -           -         17,026
            --------- ------- ---------- ---------- ------- ---------  ----------- ----------
BALANCES,
12/31/98    4,376,858 $43,768 $7,793,774 $2,964,622 $17,026 1,028,396 $(2,010,051) $8,809,139
            ========= ======= ========== ========== ======= ========= ============ ==========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             --Years Ended December 31,--
                                            1998         1997          1996
                                            ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                   $   416,609   $  388,150   $   (649,323)
                                       ------------  -----------  -------------
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operating activities:
   Depreciation and amortization         2,316,093    1,864,730      2,397,313
   Deferred taxes                         (184,000)     236,000       (237,000)
   Doubtful receivables provision          203,131      125,381         32,546
   Loss on sale of TradePoint                 -            -           322,333
   Changes in assets and liabilities,
   net of effects of acquisitions:
    Receivables                         (2,383,472)  (2,298,020)       604,265
    Computer hardware held for resale      (39,591)    (149,892)       150,874
    Other current assets                   210,744       58,287        (55,759)
    Accounts payable                    (1,274,586)     902,988        316,633
    Accrued expenses                     3,416,443      629,577       (496,868)
    Customer deposits                      450,277      119,640       (381,817)
    Deferred revenue                       473,952        7,192        498,942
                                       ------------  -----------   ------------
   Total adjustments                     3,188,991    1,495,883      3,151,462
                                       ------------  -----------   ------------
 Net cash provided by operating
  activities                             3,605,600    1,884,033      2,502,139
                                       ------------  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment    (1,040,547)    (249,743)      (302,729)
 Additions to software                      (8,283)     (39,967)    (1,506,559)
 Reductions (increases) in
  sales-type leases                           (582)        -           146,002
 Cash received in acquisition,
  net of cash paid                          98,272         -              -
 Cash transferred upon
  sale of TradePoint                          -            -          (718,197)
 Other assets                             (350,893)     257,623         56,912
                                       ------------  -----------   ------------
 Net cash used for investing
  activities                            (1,302,033)     (32,087)    (2,324,571)
                                       ------------  -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank and
  other notes                                 -        (795,000)      (230,000)
 Reduction in long-term debt            (2,084,463)    (643,042)      (414,613)
 Increase in long-term debt              3,182,042      250,000        675,000
 Increase in long-term liabilities          (8,748)        -              -
 Issuance of common stock                      207        7,929         62,258
 Purchase of Treasury Stock               (424,354)     (53,255)          -
 Repurchase of stock options                  -         (10,000)          -
                                       ------------  -----------   ------------
 Net cash provided by (used for)
  financing activities                     664,684   (1,243,368)        92,645
                                       ------------  -----------   -----------
 EFFECT OF EXCHANGE RATES ON
 CASH & CASH EQUIVALENTS                    11,370         -              -
                                       ------------  -----------   ------------
cash and cash equivalents:
 Net increase                            2,979,621      608,578        270,213
 Balance, beginning of year              1,282,817      674,239        404,026
                                       ------------  -----------   ------------
Balance, end of year                    $4,262,438   $1,282,817    $   674,239
                                       ============  ===========   ============


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1997, the Company acquired $102,634 of equipment through a capital lease transaction.

During 1998 and 1997, the Company issued contingently issuable common stock in the amount of $27,089 and $52,911.

During 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. (now known as ASA Italy). Assets acquired, liabilities assumed, and consideration paid for this acquisition were as follows:

    Fair value of assets acquired
      excluding cash received
      of $306,733                    $ 1,356,742
    Liabilities assumed               (1,080,014)
    Issuance of common stock            (375,000)
                                     ------------
    Net cash received                $   (98,272)
                                     ============

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997, 1996


A. Summary of Significant Accounting Policies:

Business description and principles of consolidation The Company develops, markets, and provides services for its proprietary enterprise and point-solution software products and distributes computer hardware to its software customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., and ASA Italy S.r.l., after elimination of all material inter-company balances and transactions.

Cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. On a cash basis, interest income received approximates the amounts reported on the statements of operations. The Company had approximately $2,473,000 and $642,000 invested in money market funds at December 31, 1998 and 1997, respectively.

Concentration of credit risks
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. Customers' financial condition is reviewed on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Advertising
The Company expenses advertising costs as incurred. Advertising expense was approximately $653,000, $513,000, and $475,000 in the years ending December 31, 1998, 1997, and 1996, respectively.

Costs exceeding net assets acquired
Costs exceeding net assets of businesses acquired are amortized on a straight-line basis over periods of 10 and 20 years. On an annual basis, the Company reviews the carrying value of the costs exceeding net assets acquired against projections of undiscounted cash flows and, if necessary, records impairment.

Revenue recognition
The Company is engaged as a seller and licensor of software. Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition" for purposes of recognizing revenue on software transactions. In accordance with SOP 97-2, revenue is recognized when all of the following are met: pervasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed and determinable; and collectibility is probable. For multiple-element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple-element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant modification or customization, revenue is recognized on the percentage-of-completion method. The effect of adopting SOP 97-2 on the 1998 Statement of Operations was to decrease income before income taxes and net income by approximately $446,000 and $174,000, respectively.

During 1998, SOP 98-9 was issued. The provisions of SOP 98-9 amend certain provisions of SOP 98-4 and SOP 97-2. The adoption of these standards had no material effect on the Company's financial position or results of operations.

Prior to adoption of SOP 97-2, the Company followed SOP 91-1 for purposes of recognizing revenue for software transactions. In accordance with SOP 91-1, product license revenue was recognized upon shipment to the client provided that no significant vendor obligation remained in connection with software being licensed and the collectibility of the sale was probable.

Computer hardware revenue is recognized upon shipment of product to the client.

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

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Software
The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. Total amortization of software charged to operations was approximately $1,446,000, $1,201,000, and $1,655,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Income taxes
Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

Comprehensive income
In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

Net earnings (loss) per share
The Company follows SFAS No. 128 "Earnings per Share." Under SFAS 128, Basic Earnings Per Share (EPS) excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net income
(loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

Foreign currency translation
The Company has determined that the local currency of its Italian Subsidiary is the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of shareholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


New Accounting Standards Not Yet Adopted
----------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet, or to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company does not expect adoption of this new standard to affect its financial statements.

B.  Business Acquisitions and Divestitures:

Acquisitions
In January 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("Cedes"), subsidiaries of the Findest Group of Padova, Italy. Cedes sells enterprise resource planning (ERP) software to mid-range companies in Italy. The transaction involved an exchange of approximately $30,000 in cash, assumption of certain liabilities, and issuance of 200,000 shares of the Company's Common Stock in exchange for the assets of Cedes. The acquisition was recorded using the purchase method of accounting whereby the net assets acquired were recorded at their fair values based on the Company's estimate of these values.

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

Divestitures
In December 1996, the Company disposed of substantially all of the assets and liabilities of the Company's international trade product line (Product). Product's revenues totaled approximately $6,718,000, or 26%, of total Company revenue for the year ended December 31, 1996. In exchange for the assets of Product and the assumption of its liabilities, the Company received a 16% membership interest in TradePoint Systems, LLC (Trade), the acquiring corporation, and a subordinated promissory note in the face amount of $600,000 from Trade. The note bears interest of 12%, is due on December 31, 2002, and is

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



being repaid in monthly installments of principal and interest of $11,730. Included in other assets at December 31, 1998 and 1997 was the outstanding balance on this note of $460,000 and $534,000, respectively. The remaining 84% interest in Trade is owned by the former President and Director of the Company (Buyer). In exchange for his interest in Trade, Buyer (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Buyer the Company, and the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The Company recorded a loss on the transaction of $322,333, based on the fair value of the consideration received, less the book value of the net assets exchanged. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by an investment banking firm. The Company's investment in Trade, which is valued at $500,000, is accounted for under the cost method and is included in other assets at December 31, 1998 and 1997.

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

In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000, with a five-year term at 6% interest (discounted value of $272,000 at 10% interest), and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The note was paid in full during 1995. The DMS shares, originally valued at $334,000, included under the category of other assets at December 31, 1998 and 1997, were written down to a net realizable value of approximately $150,000 during 1997. The writedown of approximately $184,000 is recorded in other expense for the year ended December 31, 1997.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


C.  Receivables:

                                             December 31,
                                             ------------
                                         1998           1997
                                         ----           ----
     Trade                          $5,198,384      $5,954,179

     Amounts due from officers
       and employees                   204,572         117,498

     Other                              15,340          18,375
                                    ----------      ----------
                                     5,418,296       6,090,052
     Less allowance for
       doubtful accounts               231,220         163,442
                                    ----------      ----------
                                    $5,187,076      $5,926,610
                                    ==========      ==========

Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

The allowance for doubtful accounts at December 31, 1995 was $60,246. During the three years ending December 31, 1998, 1997, and 1996, the provisions for doubtful accounts were $203,131, $145,886 and $236,830, and write-offs were $135,353, $75,236 and $204,284, respectively.


D.  Notes Payable, Long-Term Obligations, Commitments, and
    Contingencies:

                                             December 31,
                                             ------------
                                           1998          1997
                                           ----          ----
     Long-term obligations

     Term loans                        $  182,041     $  750,000
     Mortgage notes                     3,948,071      2,213,391
     Capital lease obligations             90,256        153,052
                                       ----------     ----------
                                        4,220,368      3,116,443
     Less current maturities              152,571        420,423
                                       ----------     ----------
                                       $4,067,797     $2,696,020
                                       ==========     ==========

The current carrying value of long-term obligations approximate their fair market value.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Revolving credit note
The Company has a revolving credit agreement for $1,500,000 (which cannot exceed 80% of acceptable accounts receivable), all of which was available at December 31, 1998. The agreement, which extends through June 30, 1999, stipulates interest at prime (7.75% at December 31, 1998), plus .5%. Short-term borrowings under the revolving credit agreement, at and for the year ended December 31, are as follows:

                                            December 31,
                                            ------------
                                     1998          1997         1996
                                     ----          ----         ----
     Balance outstanding at
       December 31                $    -        $    -       $  795,000
                                  ===========   ===========  ===========
     Interest rate at
       December 31                     8.25%         9.50%        9.25%
                                  ===========   ===========  ===========
     Maximum amount outstanding
       during the year            $    -        $1,055,000   $1,935,000
                                  ===========   ===========  ===========
     Average amount outstanding
       during the year            $    -        $  337,000   $1,342,000
                                  ===========   ===========  ===========
     Weighted average interest
       rate during the year
       based on average
       month-end balances              -             9.44%        9.29%
                                  ===========   ===========  ===========

This credit facility requires the Company to maintain a stated tangible net worth amount and debt service coverage. Payment of dividends is prohibited under the terms of this agreement. This note is secured by the personal property of the Company.

Term loans
The term loan outstanding at December 31, 1998, is due on December 31, 2003 and payable in semi-annual installments of approximately $37,000, plus interest at 3.8%.

The term loan outstanding at December 31, 1997, dated December 10, 1996, and due on December 1, 2000 was paid in full in 1998.

Mortgage notes
The Company has three mortgage notes outstanding at December 31, 1998. In September 1998, the Company completed the refinancing of its mortgage related to its Corporate Headquarters in Framingham, Massachusetts. The new mortgage note, in the original amount of $3,000,000, with interest at 7.24% for 10 years provides for monthly principal and interest payments of $20,445 through October 2008 with a final principal payment of approximately $2,638,000 plus interest.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The financing required a prepayment fee to the prior lender for early pay-off on the existing mortgage of $248,000. This fee was recorded as interest expense in the Statement of Operations for the year ended December 31, 1998. A note on a second building acquired in December 1992 requires monthly principal and interest (at 9.5%) payments of $5,710 over twenty years. In May 1993, the Company received $507,000 in mortgage financing for the improvement and updating of this facility under a note from the Small Business Administration. The twenty year note, with interest at approximately 6.6%, calls for monthly principal and interest payments of $4,277. Each of these notes is collateralized by the buildings which they financed.

Equipment loans and capital lease obligations
The Company purchases or leases various vehicles and computer equipment under loan and capital lease agreements. The agreements require monthly or quarterly payments of varying amounts and expire through 2000.

Interest paid was approximately $603,000, $383,000, and $425,000, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through January 2006. Total rent expense charged to operations approximated $270,000, $240,000, and $229,000, in 1998, 1997, and
1996, respectively.

At December 31, 1998, long-term obligations and minimum rental commitments under noncancellable operating and capital leases with initial terms of one year or more are as follows:

             Capital Leases   Long-Term Obligations  Operating Leases
             --------------   ---------------------  ----------------

     1999        $60,937         $    95,487          $  311,622
     2000         34,090             105,106             326,840
     2001           -                111,233             219,590
     2002           -                117,233             158,750
     2003           -                123,730             161,925
     Thereafter     -              3,577,323             347,692
                 -------          ----------          ----------
                  95,027           4,130,112           1,526,419

     Less
     imputed
     interest      4,771                -                   -
                 -------          ----------          ----------
                 $90,256          $4,130,112          $1,526,419
                 =======          ==========          ==========

The amount recorded under capital leases included in computer equipment is approximately $358,000 at December 31, 1998 and 1997. Accumulated depreciation and amortization was approximately $300,000 and $244,000, at December 31, 1998 and 1997, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



E.  Income Taxes (Credits):

Income (loss) from operations before income taxes is as follows:


                                     Years Ended December 31,
                                     ------------------------
                                    1998       1997        1996
                                    ----       ----        ----
          Domestic             $  922,066   $ 973,150   $(891,323)
          Foreign                 147,543       -           -
                               -----------  ---------   ----------

          Total                $1,069,609   $ 973,150   $(891,323)
                               ===========  =========   ==========



                                     Years Ended December 31,
                                     ------------------------
                                    1998      1997        1996
                                    ----      ----        ----
     Current:
          Federal               $ 394,000   $ 108,000   $  (5,000)
          State                   308,000     241,000        -
          Foreign                 135,000        -           -

     Deferred                    (184,000)    236,000    (237,000)
                                ----------  ----------  ----------

                                $ 653,000   $ 585,000   $(242,000)
                                ==========  ==========  ==========

A non-US subsidiary computes taxes at rates in effect in Italy. Earnings from this subsidiary may also be subject to additional income and withholding taxes when they are distributed as dividends. These earnings are not expected to be remitted because they are permanently reinvested locally by the subsidiary. Undistributed earnings of the non-US subsidiary deemed to be permanently invested were approximately $12,000 at December 31, 1998.

     On a cash basis, income taxes paid in 1998, 1997, and 1996 were approximately $633,000, $64,000, and $60,300, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Income taxes are reconciled with the U.S. federal statutory rate as follows:

                                      Years Ended December 31,
                                      ------------------------
                                   1998        1997        1996
                                   ----        ----        ----
 Income taxes (credits) at
   U.S. statutory federal rate    $364,000   $331,000   $(303,000)
 State income tax (credit),
   net of federal income
   tax benefit                     117,000    133,000     (30,000)
 Non-deductible amortization
   of intangibles                   81,000     78,000      86,000
 Foreign tax differential           85,000       -           -
 Other, net                          6,000     43,000       5,000
                                  ---------  ---------  ----------

                                  $653,000   $585,000   $(242,000)
                                  =========  =========  ==========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:

                                              1998              1997
                                              ----              ----
     Deferred tax liabilities:
       Software development
         deducted for tax, not book       $   833,000       $ 1,295,000
       Differences between book
         and tax basis of property             29,000             2,000
       Deferred gain on divestiture           175,000           175,000
       Other                                    8,000            16,000
                                          ------------      ------------
                                            1,045,000         1,488,000

     Deferred tax assets:
       Operating loss carryforwards              -               22,000
       Tax credit carryforwards               366,000           614,000
       Accruals/reserves                      217,000           203,000
       Other                                   30,000            33,000
                                          ------------      ------------
                                              613,000           872,000
                                          ------------      ------------
     Net deferred tax liability           $  (432,000)      $  (616,000)
                                          ============      ============

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company has available at December 31, 1998 general business credit carryforwards of $267,000, which expire through the year 2012, and an alternative minimum tax credit carryforward of $99,000, which does not expire.


F.  Capital Transactions:

Series A Junior Participating Preferred Stock
In October 1998 the Company's Board of Directors adopted a Shareholders Rights Plan (the "Plan"), which provides a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, par value $.01 per share. Except as set forth below and subject to adjustment as set forth in the Plan, each Right will entitle the holder to buy one one-hundredth of a share of authorized Series A Junior Participating Preferred Stock, par value $.01 per share ("Series A Preferred Stock") at a purchase price of $10 per right. Initially, the Rights will attach to all Common Stock Certificates representing shares then outstanding, and may not be traded apart from the stock. The Rights become exercisable on the tenth day after public announcements that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock, commencement of a tender or exchange offer that would result in a beneficial ownership by a person or group of 20% or more of the Company's common stock, or a person or group acquired 10% or more of the outstanding common stock and is deemed an Adverse Person under the terms of the Plan. If, after the Rights become exercisable, the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, or if an acquirer engages in certain self-dealing transactions, each Right (except those held by the acquirer) will entitle its holder to buy a number of shares of the Company's Series A Preferred Stock or, in certain circumstances, a number of shares of the acquiring company's common stock, in either case having a market value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company at any time up to ten days after a person or group acquires 20% or more of the Company's common stock at a redemption price of $.01 per Right. The Rights will expire on October 20, 2008.

The Company has reserved 60,000 shares of Series A Junior Participating Preferred Stock for the exercise of the Rights.

Treasury Stock
Approximately $343,000 of the balance in treasury stock represents the Company's 75% investment in a partnership which consists of shares of its own common stock. The Chief Executive Officer holds the remaining 25% of the investment.

Stock options
At December 31, 1998, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                        1998       1997       1996
                                        ----       ----       ----

Net income (loss)       As reported   $416,609   $388,150  $(649,323)
                        Pro forma     $384,132   $348,771  $(680,665)

Basic Earnings (loss)
per share               As reported       $.12       $.12      $(.17)
                        Pro forma         $.11       $.11      $(.18)

Diluted Earnings (loss)
per share               As reported       $.11       $.11      $(.17)
                        Pro forma         $.10       $.10      $(.18)

The Company's four stock option plans, the 1986, 1988, 1993, and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 0% for all years, and expected volatility of 46% for 1998, 47% for 1997, and 30% for 1996, risk-free rates ranging from 5.50% to 5.80% for 1998, 5.76% to 6.73% for 1997, and 5.88% to 6.67% for 1996, and expected lives ranging from 12 to 18 months for 1998, from 12 to 48 months for 1997, and 18 to 24 months for 1996.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates, is presented below:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                          1998                      1997                     1996
               -----------------------  ------------------------  -----------------------
                      WEIGHTED AVERAGE          WEIGHTED AVERAGE         WEIGHTED AVERAGE
               SHARES EXERCISE PRICE    SHARES  EXERCISE PRICE    SHARES EXERCISE PRICE
               ------ ----------------  ------ -----------------  ------ ----------------
OUTSTANDING
 AT BEGINNING
 OF YEAR       359,749     $1.05        366,097     $1.37         607,186     $1.28
GRANTED         60,300      1.90         22,700      1.46         101,700      1.47
EXERCISED          210      1.00          8,143       .97          66,922       .93
CANCELED         4,087      1.13         20,905      1.08         275,867      1.32
               -------                  -------                   -------

OUTSTANDING AT
 END OF YEAR   415,752     $1.17        359,749     $1.05         366,097     $1.37
               =======     =====        =======     =====         =======     =====

OPTIONS
 EXERCISABLE
 AT YEAR-END   319,735     $1.03        306,799     $1.02         318,613     $1.34
               =======     =====        =======     =====         =======     =====

WEIGHTED-
 AVERAGE FAIR
 VALUE OF
 OPTIONS
 GRANTED
 DURING THE
 YEAR                      $1.07                    $ .59                     $ .72
                           =====                    =====                     =====

As of December 31, 1998, the 415,752 options outstanding under the Plan have exercise prices between $.88 and $2.63, and a weighted-average remaining contractual life of approximately 5 years.

As of December 31, 1998 the 319,735 exercisable options outstanding under the Plan have exercise prices between $.88 and $2.63 and a weighted-average remaining contractual life of approximately 3 1/2 years.

Common stock reserved
At December 31, 1998, the Company has reserved 964,252 shares of its common stock for incentive and nonqualified stock options.

G. Earnings per Share:

The weighted average number of common shared outstanding used in the computation of earnings (loss) per share is summarized as follows:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




                              1998            1997             1996
                              ----            ----             ----

Denominator:

Denominator for basic
  earnings per share -
  weighted average shares   3,456,362      3,278,689         3,830,771


Effect of dilutive
  securities:

Employee stock options        178,546        135,919              -

Contingently issuable
  shares                         -            80,146              -
                           -----------    -----------       -----------
Dilutive potential
  common shares
  Denominator for
  diluted earnings per
  share - adjusted
  weighted average
  shares and  assumed
  conversions               3,634,908      3,494,754         3,830,771
                           ===========    ===========       ===========


The following table summarizes securities that which were outstanding as of December 31, 1998, 1997, and 1996, but not included in the calculation of diluted net earnings (loss) per share because such shares are antidilutive:


                                        Year Ended December 31,
                                        --------------------------
                                   1998           1997          1996
                                   ----           ----          ----

Employee stock options             3,900          4,000        626,000
Contingently issuable shares        -              -           184,000


H. Transactions with Major Suppliers:

In 1998, 1997, and 1996, the Company made significant purchases from two hardware suppliers totaling approximately $2,900,000, $2,700,000, and $3,581,000, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


I. Major Customers:

The Company had sales to one customer approximating 13% of gross sales for the fiscal year ended December 31, 1997. Accounts receivable relating to this customer was 7% of total accounts receivable at December 31, 1997. There were no major customers in 1998 and 1996 from which the Company derived sales in excess of 10%.

J. Geographic Information:

The following is a summary of selected geographic information as of December 31, 1998, 1997, and 1996.

Revenues:
                              1998            1997             1996
                              ----            ----             ----
United States            $31,500,000      $25,000,000      $24,700,000
Italy                      3,500,000           -                -
Other                        500,000          500,000          800,000
                         -----------      -----------      -----------
Total                    $35,500,000      $25,500,000      $25,500,000
                         ===========      ===========      ===========

Revenues are attributed to countries based on location of customers.


Long-lived assets:
                              1998            1997             1996
                              ----            ----             ----
United States             $7,528,000      $9,727,000       $11,404,000
Italy                        737,000           -                -
Other                          -               -                -
                          ----------      ----------       -----------
Total                     $8,265,000      $9,727,000       $11,404,000
                          ==========      ==========       ===========

K. Commitments:

The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 1998, 1997, and 1996 were approximately $132,000, $62,000, and $168,000, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The long term liability amount outstanding in the December 31, 1998 balance sheet represents an employee severance liability as calculated in conformance with Italian law. The liability is computed on the basis of: the category of employee, their length of service, annual compensation, and includes the effect of inflation. The Company's liability under the law is fully accrued at December 31, 1998.

In November 1998, the Company entered into a joint venture agreement with a third party whereby the Company will sell and support software products in the United States and Canada. The Company has agreed to provide $500,000 in funding for this venture. No activity occurred under the joint venture agreement during 1998.


L. Subsequent Event:

In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Company will not reflect the $500,000 Junior Note as part of the proceeds due to the uncertainty of the ultimate collection of this Note. Financial data relative to the CWI operation is as follows:

                                       Year Ended December 31,
                                       --------------------------
                                   1998           1997          1996
                                   ----           ----          ----

    Revenues                    $10,776,000    $7,603,000    $6,530,000
    Net earnings                    278,000       553,000       367,000
    Basic earnings per share            .08           .17           .10
    Diluted earnings per share          .08           .16           .10

Assets applicable to CWI, net of related liabilities assumed, have been segregated in the accompanying balance sheet and shown as net assets of CommercialWare division.

A summary of net assets of CWI division at December 31, 1998, is as follows:

    Current assets                              $ 3,510,543
    Property and equipment                          239,804
    Excess of cost over net assets acquired         562,578
    Other assets                                    657,503
    Current liabilities                          (3,657,466)
                                                ------------
    Net assets                                  $ 1,312,962
                                                ============