Form 10-Q
period 1999-03-31
ASA INTERNATIONAL LTD
filed 1999-05-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1999             Commission File Number: O-14741
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

       X
Yes: -----     No: -----


     As of March 31, 1999, there were 3,288,312 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                              MARCH 31,     DECEMBER 31,
                                                1999            1998
                                            -------------   ------------
                                             (Unaudited)

             ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                 $ 7,017,882     $ 4,262,438
  Receivables - net                           6,376,003       5,187,076
  Computer hardware held for resale             196,437         202,487
  Other current assets                          679,529         502,126
  Net assets of CommercialWare division            -          1,312,962
                                            -----------     -----------

TOTAL CURRENT ASSETS                         14,269,851      11,467,089

PROPERTY AND EQUIPMENT (less
  depreciation of $4,006,387 and
  $3,889,322, respectively)                   4,938,571       4,842,514

SOFTWARE (less amortization of
  $6,651,913 and $6,480,122
  respectively)                               1,698,659       1,908,723

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,380,253
  and $1,369,222, respectively)                  49,247          60,278

OTHER ASSETS                                  3,122,760       1,453,751
                                            -----------     -----------

                                            $24,079,088     $19,732,355
                                            ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                               March 31,    December 31,
                                                 1999           1998
                                            -------------   ------------
                                             (Unaudited)


   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts payable                           $ 1,066,657    $ 1,174,792
  Accrued expenses                             3,236,355      2,735,837
  Other current liabilities                    4,606,138      2,208,021
                                             ------------   -----------

TOTAL CURRENT LIABILITIES                      8,909,150      6,118,650

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                   4,030,003      4,067,797

LONG-TERM LIABILITIES - OTHER                    291,967        304,769
DEFERRED TAXES                                   432,000        432,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                    43,792         43,768
  Additional paid-in capital                   7,795,901      7,793,774
  Retained earnings                            4,677,999      2,964,622
  Accumulated other comprehensive
    income (loss)                                 (1,445)        17,026
                                             ------------   -----------
                                              12,516,247     10,819,190
Less:  treasury stock, at cost                 2,100,279      2,010,051
                                             ------------   -----------
                                              10,415,968      8,809,139
                                             ------------   -----------

                                             $24,079,088    $19,732,355
                                             ============   ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                1999            1998
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Services                                  $ 3,748.324     $ 4,107,357
  Product licenses                            1,585,160       1,799,563
  Computer and add-on hardware                1,073,379       1,738,637
                                            ------------    ------------
NET REVENUE                                   6,406,863       7,645,557

COST OF REVENUE
  Services                                    2,185,876       2,464,321
  Product licenses and development              880,342       1,085,911
  Computer and add-on hardware                  814,707       1,684,793
                                            ------------    ------------
TOTAL COST OF REVENUE                         3,880,925       5,235,025

EXPENSES
  Marketing and sales                         1,143,466       1,317,069
  General and administrative                    830,061         846,778
  Amortization of goodwill                       11,031          51,789
                                            ------------    ------------
TOTAL EXPENSES                                1,984,558       2,215,636
EARNINGS FROM OPERATIONS                        541,380         194,896

INTEREST EXPENSE - NET                          (68,108)        (70,497)
OTHER INCOME - NET                            3,822,105            -
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                  4,295,377         124,399

INCOME TAXES                                  2,582,000          75,000
                                            ------------    ------------
NET EARNINGS                                $ 1,713,377     $    49,399
                                            ============    ============

EARNINGS PER COMMON SHARE:
BASIC                                              $.51            $.01
                                            ============    ============

DILUTED                                            $.48            $.01
                                            ============    ============



See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                           Three Months Ended
                                                March 31,
                                      ---------------------------
                                          1999            1998
                                      ---------------------------
                                              (Unaudited)

NET INCOME                            $ 1,713,377    $    49,399
OTHER COMPREHENSIVE INCOME
   NET OF INCOME TAX:
Foreign currency translation               (1,445)        (7,569)
                                      ------------   ------------
COMPREHENSIVE INCOME                  $ 1,711,932    $    41,830
                                      ============   ============




See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ----------------------------
                                                 1999           1998
                                            ----------------------------
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                              $ 1,713,377     $    49,399
                                            ------------    ------------
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization             301,862         503,464
      Changes in assets and liabilities       1,453,422        (395,345)
      Gain on sale of product line           (3,824,420)           -
                                            ------------    ------------
           Total adjustments                 (2,069,136)        108,119
                                            ------------    ------------
  Net cash provided by (used for)
    operating activities                       (355,759)        157,518
                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (214,351)       (264,315)
  Reduction (inrease) in sales-type leases      (12,890)          6,283
  Cash received in divestiture                3,437,382            -
  Cash received in acquisition,
    net of cash paid                               -             97,375
  Other assets                                   26,039         (28,415)
                                            ------------    ------------
  Net cash provided by (used for)
    investing activities                      3,236.180        (189,072)
                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term debt         (45,655)       (107,279)
  Increase (decrease) in long-term
    liabilities                                 (12,802)        260,227
  Cash paid in lieu of stock                       -           (140,000)
  Purchase of treasury stock                    (90,228)           -
  Issuance of common stock                        2,152             209
                                            ------------    ------------
  Net cash provided by (used for)
    financing activities                       (146,533)         13,157
                                            ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH &
  CASH EQUIVALENTS                               21,556          (7,507)
                                            ------------    ------------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                     2,755,444         (25,904)
  Balance, beginning of year                  4,262,438       1,282,817
                                            ------------    ------------
  Balance, end of period                    $ 7,017,882     $ 1,256,913
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1999 and March 31, 1998, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 2 - DIVESTITURE

In March 1999, the Company exchanged substantially all of the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, approximately a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Company will not reflect the $500,000 Junior Note as part of the proceeds due to the uncertainty of the ultimate collection of this Note. The pretax gain on the sale of CWI was approximately $3,824,000 net of taxes.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended
                                            March 31,
                                       ------------------
                                        1999          1998
                                        ----          ----

Numerator:
  Net income                        $1,713,377    $   49,399
                                    ===========   ===========

Numerator for diluted earnings
  per share - income available
  to common shareholders            $1,713,377    $   49,399
                                    ===========   ===========

Denominator:
  Denominator for basic earnings
    per share - weighted average
     shares                          3,344,073     3,466,053

Effect of dilutive securities:
  Employee stock options               196,071       173,309
                                    -----------   -----------
Dilutive potential common shares
  Denominator for diluted
    earnings per share -
    adjusted weighted
    average shares and
    assumed conversions              3,540,144     3,639,362
                                    ===========   ===========

Basic Earnings per share                  $.51          $.01
                                    ===========   ===========

Diluted Earnings per share                $.48          $.01
                                    ===========   ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

                              Results of Operations

                              First Quarter of 1999
                                   compared to
                              First Quarter of 1998


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1999       1998       Amount    Percentage
                            ----       ----       ------    ----------
Services                  $ 3,748    $ 4,107     $ (359)        (9)%
Product licenses            1,585      1,800       (215)       (12)%
Computer and add-on
  hardware                  1,074      1,739       (665)       (38)%
                          --------   --------    -------
  Net revenue             $ 6,407    $ 7,646     (1,239)       (16)%
                          ========   ========    =======       =====


REVENUE

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, and for the automotive, legal, and ERP (enterprise resource planning) markets. The Company's revenues are derived from the sale of third party computer and add-on hardware, from the licensing of the Company's software products, and from client service and support. The Company's total revenues decreased by approximately $1,239,000, or 16%, for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. One reason for the stated decrease is the Company's first quarter revenues exclude the revenues for the Company's catalog direct marketing systems product line, which was sold in March 1999. Revenue from existing businesses increased by approximately $1,025,000, or 19%, for the period, when approximately $2,264,000 in revenue from the Company's catalog direct marketing systems product line is excluded from the first quarter 1998 results.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $359,000, or 9%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Service revenue from existing businesses increased by approximately $597,000, or 19%, for the period, when compared to the first quarter of 1998, and the service revenue from the catalog direct marketing systems product line of approximately $956,000 for the 1998 period is excluded.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Product license revenues decreased by approximately $215,000, or 12%, for the first quarter of 1999, compared to the same period in 1998. Product license revenue from existing businesses increased by approximately $100,000, or 7%, for the period, when compared to the first quarter of 1998, and the product license revenue from the catalog direct marketing systems product line of approximately $315,000 for the 1998 period is excluded. The increase in dollar amount was primarily due to continued market acceptance of the Company's software products, and the increased capacity created by the continued growth in the Company's direct sales force and marketing efforts.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $665,000, or 38%, for the three months ended March 31, 1999, compared to the same period in 1998. Hardware revenue from existing businesses increased by approximately $328,000, or 44%, when compared to the first quarter of 1998 and the hardware revenue from the catalog direct marketing systems product line of approximately $993,000 for the 1999 period is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

COST OF REVENUE

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $278,000 for the three months ended March 31, 1999, compared to the first quarter of 1998. The gross margin percentage for services for the first quarter of 1999 increased to approximately 42% from 40% of revenue from services in the first quarter of 1998. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $206,000 for the quarter ended March 31, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the costs associated with license revenue and development from the catalog direct marketing product line sold in March 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $870,000, or 52%, for the three months ended March 31, 1999, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the three months ended March 31, 1999 was due primarily to the costs of hardware revenue associated with the catalog direct marketing product line sold in March 1999.

     The gross margin percentage for hardware sales increased to 24% for the three months ended March 31, 1999, from 3%, in the same period in 1998. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $174,000, or 13%, for the quarter ended March 31, 1999, compared to the first quarter in 1998. The change in marketing and sales expenses primarily reflects the elimination of the marketing and sales expenses of the catalog direct marketing systems product line sold in March 1999, which was partially offset by increased marketing and sales expenses from the automotive, legal and ERP systems product lines.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $17,000, or 2%, for the three months ended March 31, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems product line, partially offset by increased general and administrative expenses from the automotive, legal and electronic time and labor reporting product lines.

     Net earnings for the first quarter of 1999 were approximately $1,713,377, as compared to net earnings of approximately $49,399 for the first quarter of 1998. The change results from an increase in earnings from operations of approximately $346,000, the gain on the sale of the catalog direct marketing systems product line of approximately $3,822,000 and a reduction in net interest expense of approximately $2,000, partially offset by an increase in income tax expense of approximately $2,507,000.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at March 31, 1999 of approximately $7,018,000, an increase of approximately $2,755,000 from December 31, 1998. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, all of which was available at March 31, 1999.

In March 1999, the Company sold substantially all of the assets of its catalog direct marketing systems product line to CommercialWare, Inc., a Delaware Corporation (the Purchaser). Under the terms of the sale, the Company transferred to the Purchaser certain of the liabilities of the product line. The Company received (i) cash in the amount of $4,000,000, (ii) a promissory note due in three years in the amount of $1,700,000, (iii) a junior promissory note in the amount of $500,000, (iv) 30,000 shares of the Purchaser's common stock, par value $.01 per share, and (v) one (1) share of Purchaser's Series A Preferred Stock.

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

                             Year 2000 Implications

The Company has continued to evaluate the potential impact of the Year 2000 issue, which concerns the inability of some computer hardware and software programs to properly recognize and process date sensitive information related to the 21st century. Certain of the Company's internal use software and existing products are currently Year 2000 compliant, while others have required modification so that the software will function properly with respect to dates in the Year 2000 and thereafter. In addition, the Company has been, and is currently providing customers upgrade alternatives to Year 2000 non-compliant versions of the Company's products. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred. The Company presently believes that due to its use of currently Year 2000 compliant systems along with the modification of non-compliant software and products, the Year 2000 issue will not pose significant operational problems for the Company or its customers. Although the Company believes its systems and software are or will be Year 2000 compliant in all material respects, there can be no assurance that the Company's current systems and products do not contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Risk. The Company is exposed to the impact of interest rate changes and foreign currency fluctuations.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalssent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

     Foreign Currency Risk. International revenues from the Company's foreign subsidiary and other foreign sources were approximately 15% of all revenues. International sales are made primarily from the Company's foreign subsidiary in Italy and are denominated in the local currency. Accordingly, the foreign subsidiary uses the local currency as its local currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on the company year-to-date in 1999 was not material.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              The following exhibits are filed with this report:

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K -

              On March 18, 1999, the Registrant announced that it had completed the sale of its CommercialWare Division to CommercialWare, Inc., a Delaware Corporation.

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




   5/14/99                                  /s/ Alfred C. Angelone
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer



   5/14/99                                  /s/ Terrence C. McCarthy
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Treasurer