Form 10-Q
period 1999-06-30
ASA INTERNATIONAL LTD
filed 1999-08-13
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1999               Commission File Number: O-14741
--------------------------------               -------------------------------


                             ASA International Ltd.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          Delaware                                 02-0398205
--------------------------------         -------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)



    10 Speen Street, Framingham, MA                      01701
----------------------------------------         -----------------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes:  X   No:__


     As of June 30, 1999, there were 3,143,962 shares of Common Stock of the Registrant outstanding.


                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,      December 31,
                                                1999            1998
                                            -------------   ------------
                                             (Unaudited)
             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 3,937,071     $ 4,262,438
  Receivables - net                           5,879,051       5,187,076
  Computer hardware held for resale             209,517         202,487
  Other current assets                        3,042,648         502,126
  Net assets of CommercialWare division            -          1,312,962
                                            -----------     -----------

TOTAL CURRENT ASSETS                         13,068,287      11,467,089

PROPERTY AND EQUIPMENT (less
  depreciation of $4,132,611 and
  $3,889,322, respectively)                   5,011,254       4,842,514

SOFTWARE (less amortization of
  $6,823,562 and $6,480,122
  respectively)                               1,506,880       1,908,723

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,391,285
  and $1,369,222, respectively)                  38,216          60,278

OTHER ASSETS                                  2,981,508       1,453,751
                                            -----------     -----------
                                            $22,606,145     $19,732,355
                                            ===========     ===========

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,     December 31,
                                                 1999           1998
                                            -------------   ------------
                                             (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $ 1,072,193    $ 1,174,792
  Accrued expenses                             2,840,843      2,735,837
  Other current liabilities                    3,813,724      2,208,021
                                             ------------   -----------
TOTAL CURRENT LIABILITIES                      7,726,760      6,118,650

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                   4,007,043      4,067,797

LONG-TERM LIABILITIES - OTHER                    290,988        304,769
DEFERRED TAXES                                   432,000        432,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                    43,793         43,768
  Additional paid-in capital                   7,796,042      7,793,774
  Retained earnings                            4,821,656      2,964,622
  Accumulated other comprehensive
    income (loss)                                (10,003)        17,026
                                             ------------   -----------
                                              12,651,488     10,819,190
Less:  treasury stock, at cost                 2,502,134      2,010,051
                                             ------------   -----------
                                              10,149,354      8,809,139
                                             ------------   -----------
                                             $22,606,145    $19,732,355
                                             ============   ===========


See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                      June 30,
                                            ----------------------------
                                                1999            1998
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Services                                  $ 4,095,709     $ 4,560,532
  Product licenses                            1,490,971       1,727,710
  Computer and add-on hardware                1,409,392       1,232,746
                                            ------------    ------------
NET REVENUE                                   6,996,072       7,520,988

COST OF REVENUE
  Services                                    2,370,822       2,813,833
  Product licenses and development            1,194,649       1,126,154
  Computer and add-on hardware                1,018,343         880,009
                                            ------------    ------------
TOTAL COST OF REVENUE                         4,583,814       4,819,996

EXPENSES
  Marketing and sales                         1,059,531       1,318,256
  General and administrative                  1,002,212         958,116
  Amortization of goodwill                       11,032          55,969
                                            ------------    ------------
TOTAL EXPENSES                                2,072,775       2,332,341
EARNINGS FROM OPERATIONS                        339,483         368,651

INTEREST INCOME (EXPENSE)                        20,174         (69,842)
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                    359,657         298,809

INCOME TAXES                                    216,000         179,000
                                            ------------    ------------
NET EARNINGS                                $   143,657     $   119,809
                                            ============    ============
EARNINGS PER COMMON SHARE:
BASIC                                              $.04            $.03
                                            ============    ============

DILUTED                                            $.04            $.03
                                            ============    ============


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                1999            1998
                                            ----------------------------
                                                    (Unaudited)
REVENUE
  Services                                  $ 7,844,033     $ 8,667,889
  Product licenses                            3,076,131       3,527,272
  Computer and add-on hardware                2,482,771       2,971,383
                                            ------------    ------------
NET REVENUE                                  13,402,935      15,166,544

COST OF REVENUE
  Services                                    4,556,698       5,278,154
  Product licenses and development            2,074,990       2,212,066
  Computer and add-on hardware                1,833,051       2,564,802
                                            ------------    ------------
TOTAL COST OF REVENUE                         8,464,739      10,055,022

EXPENSES
  Marketing and sales                         2,202,997       2,635,325
  General and administrative                  1,832,273       1,804,894
  Amortization of goodwill                       22,063         107,757
                                            ------------    ------------
TOTAL EXPENSES                                4,057,333       4,547,976
EARNINGS FROM OPERATIONS                        880,863         563,546

INTEREST EXPENSE - NET                          (47,934)       (140,338)
OTHER INCOME - NET                            3,822,105            -
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                  4,655,034         423,208

INCOME TAXES                                  2,798,000         254,000
                                            ------------    ------------
NET EARNINGS                                $ 1,857,034     $   169,208
                                            ============    ============
EARNINGS PER COMMON SHARE:
BASIC                                              $.57            $.05
                                            ============    ============

DILUTED                                            $.53            $.05
                                            ============    ============

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              Three Months Ended       Six Months Ended
                                  June 30,                 June 30,
                              -------------------    -------------------
                               1999       1998         1999       1998
                              -------------------    -------------------
                                 (Unaudited)              (Unaudited)
NET INCOME                    $143,657  $119,809    $1,857,034  $169,208
OTHER COMPREHENSIVE INCOME
   NET OF INCOME TAX:
Foreign currency translation    (8,558)    5,866       (10,003)   (1,703)
                              --------- --------    ----------- ---------
COMPREHENSIVE INCOME          $135,099  $125,675    $1,847,031  $167,505
                              ========= ========    =========== =========

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                            ----------------------------
                                                 1999           1998
                                            ----------------------------
                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                              $ 1,857,034     $   169,208
                                            ------------    ------------
  ADJUSTMENTS TO RECONCILE NET EARNINGS
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
      DEPRECIATION AND AMORTIZATION             607,670       1,001,997
      CHANGES IN ASSETS AND LIABILITIES         416,168        (254,797)
      GAIN ON SALE OF PRODUCT LINE           (3,824,420)            -
                                            ------------    ------------
           TOTAL ADJUSTMENTS                 (2,800,582)        747,200
                                            ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                       (943,548)        916,408
                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT          (412,196)       (527,193)
  REDUCTION (INCREASE) IN SALES-TYPE LEASES     (12,890)        (17,846)
  CASH RECEIVED IN DIVESTITURE                3,437,382            -
  CASH RECEIVED IN ACQUISITION,
    NET OF CASH PAID                               -             98,275
  OTHER ASSETS                               (1,841,085)        (10,589)
                                            ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                      1,171,211        (457,353)
                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN LONG-TERM DEBT         (84,623)       (211,312)
  INCREASE (DECREASE) IN LONG-TERM
    LIABILITIES                                 (13,781)        268,442
  CASH PAID IN LIEU OF STOCK                                   (140,000)
  PURCHASE OF TREASURY STOCK                   (492,083)        (53,823)
  ISSUANCE OF COMMON STOCK                        2,294             209
                                            ------------    ------------
  NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                       (588,193)       (136,484)
                                            ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH &
  CASH EQUIVALENTS                               35,163          (1,525)
                                            ------------    ------------
CASH AND CASH EQUIVALENTS:
  NET INCREASE (DECREASE)                      (325,367)        321,046
  BALANCE, BEGINNING OF YEAR                  4,262,438       1,282,817
                                            ------------    ------------
  BALANCE, END OF PERIOD                    $ 3,937,071     $ 1,603,863
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and six months ended June 30, 1999 and June 30, 1998, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.


Note 2 - Divestiture
--------------------

In March 1999, the Company exchanged substantially all of the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, approximately a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Company will not reflect the $500,000 Junior Note as part of the proceeds due to the uncertainty of the ultimate collection of this Note. The pretax gain on the sale of CWI was approximately $3,824,000.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 3 - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                       ------------------         ------------------
                                        1999          1998         1999        1998
                                        ----          ----         ----        ----

NUMERATOR:
  NET INCOME                        $  143,657    $  119,809    $1,857,034   $  169,208
                                    ===========   ===========   ===========  ===========

NUMERATOR FOR DILUTED EARNINGS
  PER SHARE - INCOME AVAILABLE
  TO COMMON SHAREHOLDERS            $  143,657    $  119,809    $1,857,034   $  169,208
                                    ===========   ===========   ===========  ===========

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS
    PER SHARE - WEIGHTED AVERAGE
     SHARES                          3,264,273     3,548,740     3,282,594    3,509,221

EFFECT OF DILUTIVE SECURITIES:
  EMPLOYEE STOCK OPTIONS               224,958       171,378       211,639      172,396
                                    -----------   -----------   -----------  -----------
DILUTIVE POTENTIAL COMMON SHARES
  DENOMINATOR FOR DILUTED
    EARNINGS PER SHARE -
    ADJUSTED WEIGHTED
    AVERAGE SHARES AND
    ASSUMED CONVERSIONS              3,489,231     3,720,118     3,494,233    3,681,617
                                    ===========   ===========   ===========  ===========

BASIC EARNINGS PER SHARE                  $.04          $.03          $.57         $.05
                                    ===========   ===========   ===========  ===========

DILUTED EARNINGS PER SHARE                $.04          $.03          $.53         $.05
                                    ===========   ===========   ===========  ===========


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Investments
--------------------

Included in the other assets at June 30, 1999 are the Company's holdings in a mutual fund which invests in senior secured floating rate loans. The Company accounts for this investment as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity.

At June 30, 1999, the fair market value of this investment of $2,008,000 approximated its cost.


Note 5 - Subsequent Event
-------------------------

In August, 1999, the Company granted to InterPro Expense Systems, Inc., a Delaware corporation ("InterPro") and ASA InterPro SmartTime LLC, a Delaware limited liability company (the "LLC"), an option to purchase the Company's SmartTime product line. Pursuant to an Option Agreement ("the Agreement"), the Company transferred the assets and liabilities of its SmartTime product line to the newly formed LLC, of which the Company is the sole member and InterPro is the manager.

The Agreement provides that InterPro has the option to purchase the SmartTime product line from the LLC at anytime from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price"). The terms and conditions of the acquisition are set forth in an Asset Purchase Agreement dated as of August 2, 1999 (the "Purchase Agreement"). The Purchase Agreement provides that the sale will occur, if at all, within two days after exercise of the option and the satisfaction of certain other conditions as specified in the Purchase Agreement. During the Option Period, InterPro will employ the employees of the SmartTime product line and will bear the risk of its financial performance.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

InterPro paid an initial option fee in the amount of $1,660,000 upon execution of the Agreement and is required to pay a second option fee on August 1, 2000 in the amount of $540,000, unless InterPro exercises the option prior to such date. The option fees are non-refundable to InterPro in the event that InterPro does not exercise the option to purchase the SmartTime product line, as to which there can be no assurance. Pursuant to the Agreement, InterPro has loaned to the Company the sum of $3,200,000 (with respect to which the Company has prepaid $160,000 in interest). In addition, the LLC has agreed to loan InterPro an amount equal to the net cash of the LLC available after collection of the LLC's accounts receivable and payment of the LLC's accounts payable.

InterPro has purchased exclusive licenses to use the customer intangibles and intellectual property of the SmartTime product line during the Option Period for $300,000 and $500,000, respectively. In the event that InterPro does not exercise the option to purchase the SmartTime product line prior to the expiration of the Option Period, InterPro's rights under the above-mentioned license agreements would terminate and the Company, through the LLC, would retain ownership of these assets.


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

                              Results of Operations

                             Second Quarter of 1999
                                   compared to
                             Second Quarter of 1998


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1999       1998       Amount    Percentage
                            ----       ----       ------    ----------
Services                  $ 4,096    $ 4,560    $  (464)       (10%)
Product licenses            1,491      1,728       (237)       (14%)
Computer and add-on
  hardware                  1,409      1,233        176         14%
                          --------   --------    -------
  Net revenue             $ 6,996    $ 7,521      ($525)        (7%)
                          ========   ========    =======       =====


REVENUE

     Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, and for the automotive, legal, and ERP (enterprise resource planning) markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $525,000, or 7%, for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. One reason for the stated decrease is the Company's first quarter revenues exclude the revenues for the Company's catalog direct marketing systems product line, which was sold in March 1999. Revenue from existing businesses increased by approximately $923,000, or 15%, for the period, when approximately $1,450,000 in revenue from the Company's catalog direct marketing systems product line is excluded from the second quarter 1998 results.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $464,000, or 10%, for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Service revenue from existing businesses increased by approximately $672,000, or 20%, for the period, when compared to the second quarter of 1998, and the service revenue from the catalog direct marketing systems product line of approximately $1,137,000 for the 1998 period is excluded.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Product license revenues decreased by approximately $237,000, or 14%, for the second quarter of 1999, compared to the same period in 1998. Product license revenue from existing businesses decreased by approximately $198,000, or 12%, for the period, when compared to the second quarter of 1998, and the product license revenue from the catalog direct marketing systems product line of approximately $39,000 for the 1998 period is excluded. The decrease in product license revenue results from decreases in revenue from the electronic time and labor reporting and legal systems product lines, partially offset by an increase in product license revenues from the tire and ERP product lines.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $176,000, or 14%, for the three months ended June 30, 1999, compared to the same period in 1998. Hardware revenue from existing businesses increased by approximately $449,000, or 47%, when compared to the second quarter of 1998 and the hardware revenue from the catalog direct marketing systems product line of approximately $274,000 for the 1998 period is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales accompanying increased product license sales.

COST OF REVENUE

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $443,000 for the three months ended June 30, 1999, compared to the second quarter of 1998. The gross margin percentage for services for the second quarter of 1999 increased to approximately 42% from 38% of revenue from services in the second quarter of 1998. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $68,000 for the quarter ended June 30, 1999, compared to the same period in 1998. The change primarily reflects an increase in product license and development costs for the ERP and automotive systems product lines partially offset by decreases in these costs for the electronic time and labor reporting product lines and the elimination of the costs associated with license revenue and development from the catalog direct marketing product line sold in March 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $138,000, or 16%, for the three months ended June 30, 1999, compared to the prior period. The increase in dollar amount for the cost of hardware revenues for the three months ended June 30, 1999 was due primarily to increased computer and add-on hardware costs for the electronic time and labor reporting product lines partially offset by decreases in these costs for the legal and ERP systems product lines and the costs of hardware revenue associated with the catalog direct marketing product line sold in March 1999.

     The gross margin percentage for hardware sales decreased to 28% for the three months ended June 30, 1999, from 29%, in the same period in 1998. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $259,000, or 20%, for the quarter ended June 30, 1999, compared to the second quarter in 1998. The change in marketing and sales expenses primarily reflects reduced sales and marketing expenses for the electronic labor reporting and legal systems product lines and the elimination of the marketing and sales expenses of the catalog direct marketing systems product line sold in March 1999, which were partially offset by increased marketing and sales expenses from the automotive and ERP systems product lines.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $44,000, or 5%, for the three months ended June 30, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems product line, partially offset by increased general and administrative expenses from the automotive and legal product lines.

     Net earnings for the second quarter of 1999 were approximately $144,000, as compared to net earnings of approximately $120,000 for the second quarter of 1998. The change results from a decrease in net interest expense of $90,000 partially offset by a decrease in earnings from operations of $29,000 and an increase in income tax expense of $37,000.


                             Six Months Ended June 30, 1999
                                       compared to
                             Six Months Ended June 30, 1998


                                        (000's omitted)
                            ---------------       --------------------
                                Revenue            Increase/(Decrease)
                            ---------------       --------------------
                            1999       1998       Amount    Percentage
                            ----       ----       ------    ----------
Services                  $ 7,844    $ 8,668     $  (824)       (10%)
Product licenses            3,076      3,527        (451)       (13%)
Computer and add-on
  hardware                  2,483      2,971        (488)       (16%)
                          --------   --------    --------    --------
  Net revenue             $13,403    $15,166     $(1,763)       (12%)
                          ========   ========    ========    ========


REVENUE

     Net revenue. The Company's total revenues decreased by approximately $1,763,000, or 12%, for the period when compared to the first six months of 1998. Revenue from existing businesses increased by approximately $1,953,000, or 17% for the period, when approximately $3,714,000 in revenue from the Company's catalog direct marketing systems product line, which was sold in March 1999, is excluded.

     Services. Service revenues decreased by approximately $824,000, or 10%, for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Service revenue from existing businesses increased by approximately $1,270,000, or 19%, for the period, when compared to the first six months of 1998, and the service revenue from the catalog direct marketing systems product line of approximately $2,093,000 for the 1998 period is excluded. The change was due to increases in client requirements for training and consulting services, and to the increase in support revenues as a result of a larger installed client base.

     Product licenses. Software license revenues decreased by approximately $451,000, or 13%, for the first six months of 1999, compared to the same period in 1998. Product license revenue from existing businesses decreased by approximately $97,000, or 3%, for the period, when compared to the first six months of 1998, and the product license revenue from the catalog direct marketing systems product line of approximately $354,000 for the 1998 period is excluded. The decrease in product license revenue results from decreases in revenue from the Item 2 electronic time and labor reporting, legal and ERP product lines, partially offset by an increase in product license revenue from the tire systems product line.

     Computer and add-on hardware. Hardware revenues decreased by approximately $488,000, or 16%, for the six months ended June 30, 1999, compared to the same period in 1998. Hardware revenue from existing businesses increased by approximately $780,000, or 46% for the period, when approximately $1,267,000 in hardware revenue from the Company's catalog direct marketing systems product line is excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales by the Company's automotive systems product line.


COST OF REVENUE

     Services. Cost of services decreased by approximately $721,000 for the six months ended June 30, 1999, compared to the first six months of 1998. The gross margin percentage for services for the six months ended June 30, 1999 increased to approximately 42% from 39% of revenue from services in the first six months of 1998. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues and development decreased by approximately $137,000 for the six months ended June 30, 1999, compared to the same period in 1998. Cost of product license and development increased by approximately $246,000 or 13% for the period when compared to the first six months of 1998, and the cost of product licenses and development from the catalog direct marketing systems product line of approximately $383,000 for the 1998 period is excluded. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues decreased by approximately $732,000, or 29%, for the six months ended June 30, 1999, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $414,000, or 29%, when approximately $1,147,000 in cost of hardware from the Company's catalog direct marketing systems product line is excluded from the results of the first six months of 1998. The increase in dollar amount for the cost of hardware revenues for the six months ended June 30, 1999 was due primarily to increased unit sales of hardware products by the Company's automotive systems product line.

     The gross margin percentage for hardware sales increased to 26% for the six months ended June 30, 1999, from 14% in the same period in 1998. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


EXPENSES

     Marketing and sales. Marketing and sales expenses decreased by $432,000, or 16%, for the six months ended June 30, 1999, compared to the first six months in 1998. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the catalog direct marketing systems product line sold in March, 1999 and a reduction in these expenses by the electronic time recording product line. These reductions were partially offset by increased sales and marketing expenses from the automotive and ERP systems product lines.

     General and administrative. General and administrative expenses increased by approximately $27,000, or 2%, for the six months ended June 30, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems product line, partially offset by increased general and administrative expenses from the automotive and legal product lines.

     Net earnings for the six months ended June 30, 1999 were approximately $1,857,000, as compared to net earnings of approximately $169,000 for the first six months of 1998. The change results from an increase in earnings from operations of approximately $317,000, the gain on the sale of the catalog direct marketing systems product line of approximately $3,822,000 and a reduction in net interest expense of approximately $93,000, partially offset by an increase in income tax expense of approximately $2,544,000.


                         Liquidity and Capital Resources

The Company had total cash, cash equivalents and investments available for sale at June 30, 1999 of approximately $5,945,000, an increase of approximately $1,683,000 from December 31, 1998. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, which expired in June. The Company expects to renew the line under approximately the same terms of which no assurance can be given.

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

In August 1999, the Company granted to InterPro Expense Systems, Inc., a Delaware corporation ("InterPro") an option to purchase the Company's SmartTime product line. As per the terms of the Option Agreement, the Company transferred the assets and liabilities of its SmartTime product line to a newly formed LLC, of which the Company is the sole member and InterPro is the manager.

The terms of the Option Agreement provide that InterPro has the option to purchase the SmartTime product line from the LLC at anytime from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price").

InterPro paid an initial option fee in the amount of $1,660,000 upon execution of the Option Agreement and is required to pay a second option fee on August 1, 2000 in the amount of $540,000, unless InterPro exercises the option prior to such date. The option fees are non-refundable to InterPro in the event that InterPro does not exercise the option to purchase the SmartTime product line, as to which there can be no assurance. Also under the terms of the Option Agreement, InterPro has loaned to the Company the sum of $3,200,000 (with respect to which the Company has prepaid $160,000 in interest). In addition, the LLC has agreed to loan InterPro an amount equal to the net cash of the LLC available after collection of the LLC's accounts receivable and payment of the LLC's accounts payable.

In addition, InterPro has purchased exclusive licenses to use the customer intangibles and intellectual property of the SmartTime product line during the Option Period for $300,000 and $500,000, respectively. In the event that InterPro does not exercise the option to purchase the

                         Liquidity and Capital Resources


SmartTime product line prior to the expiration of the Option Period, InterPro's rights under the above-mentioned license agreements would terminate and the Company, through the LLC, would retain ownership of these assets.

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

          Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments and senior secured floating rate loan funds, which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

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


                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On May 14, 1999, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

     1. To elect six (6) members to the Board of Directors. Nominees for Director were: (a) Alfred C. Angelone; (b) Alan J. Klitzner; (c) William A. Kulok; (d) James P. O'Halloran; (e) Gordon J. Rollert; and (f) Robert L. Voelk; and

     2. To ratify and confirm the appointment of BDO Seidman, LLP, as the independent accountants for the Company for the fiscal year ending December 31, 1999 ("Proposal No. 2").

Of the 4,378,555 shares of the Company's Common Stock of record as of March 24, 1999 able to be voted at the Annual Meeting, a total of approximately 3,389,363 shares were voted, or approximately 77.41% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1 and No. 2 were adopted with the vote totals as follows:

                                              SHARES
                                 SHARES       VOTING
PROPOSAL                       VOTING FOR     AGAINST     WITHHOLD
--------                       ----------     -------     ---------

  PROPOSAL NO. 1
  --------------
ALFRED C. ANGELONE             3,371,187       2,809       15,367
ALAN J. KLITZNER               3,371,218       3,129       15,016
(C) WILLIAM A. KULOK           3,372,058       2,429       14,876
(D) JAMES P. O'HALLORAN        3,372,358       2,229       14,776
(E) GORDON J. ROLLERT          3,372,458       2,129       14,776
(F) ROBERT L. VOELK            3,372,083       2,129       15,151

  PROPOSAL NO. 2
  --------------
                               3,358,342      21,421        9,600


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


   8/13/99                                  /s/ Alfred C. Angelone
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer


   8/13/99                                  /s/ Terrence C. McCarthy
------------                              ------------------------------
  (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Treasurer