Form 10-Q
period 1999-09-30
ASA INTERNATIONAL LTD
filed 1999-11-15
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1999    Commission File Number: O-14741
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


Yes:  X     No:
    -----      ----


          As of September 30, 1999, there were 3,149,062 shares of Common Stock of the Registrant outstanding.

                                PART I

                          FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,   December 31,
                                                1999            1998
                                            -------------   ------------
                                             (Unaudited)
             ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                 $ 4,907,311     $ 4,262,438
  Receivables - net                           3,890,089       5,187,076
  Computer hardware held for resale             210,178         202,487
  Marketable securities                       6,220,455            -
  Other current assets                        1,046,164         502,126
  Net assets of CommercialWare division            -          1,312,962
  Net assets of SmartTime division              408,373            -
                                            -----------     -----------

TOTAL CURRENT ASSETS                         16,682,570      11,467,089

PROPERTY AND EQUIPMENT (less
  depreciation of $2,942,872 and
  $3,889,322, respectively)                   4,866,083       4,842,514

SOFTWARE (less amortization of
  $4,220,922 and $6,480,122,
  respectively)                                 802,286       1,908,723

COST EXCEEDING NET ASSETS ACQUIRED
  (less amortization of $1,402,316
  and $1,369,222, respectively)                  27,185          60,278

NOTE RECEIVABLE                               1,700,000            -

OTHER ASSETS                                  1,267,128       1,453,751
                                            -----------     -----------
                                            $25,345,252     $19,732,355
                                            ===========     ===========

See Notes to Condensed Consolidated Financial Statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,   December 31,
                                                1999            1998
                                            -------------   ------------
                                             (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Note payable                               $ 3,200,000     $      -
  Accounts payable                               767,049       1,174,792
  Deferred option and license fees             2,460,000            -
  Accrued expenses                             1,625,476       2,735,837
  Other current liabilities                    2,616,872       2,208,021
                                             ------------     -----------

TOTAL CURRENT LIABILITIES                     10,669,397       6,118,650

LONG-TERM OBLIGATIONS, NET OF CURRENT
  MATURITIES                                   3,970,188       4,067,797

LONG-TERM LIABILITIES - OTHER                    277,014         304,769
DEFERRED TAXES                                   432,000         432,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                    43,844          43,768
  Additional paid-in capital                   7,800,081       7,793,774
  Retained earnings                            4,738,514       2,964,622
  Accumulated other comprehensive
    income (loss)                                (38,386)         17,026
                                             ------------     -----------
                                              12,544,053      10,819,190
Less:  treasury stock, at cost                 2,547,400       2,010,051
                                             ------------     -----------
                                               9,996,653       8,809,139
                                             ------------     -----------

                                             $25,345,252     $19,732,355
                                             ============    ============

See Notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                    September 30,
                                            ----------------------------
                                                1999            1998
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Services                                  $ 3,233,545     $ 4,563,399
  Product licenses                            1,101,531       2,629,730
  Computer and add-on hardware                  923,533       2,270,466
                                            ------------    ------------
NET REVENUE                                   5,258,609       9,463,595

COST OF REVENUE
  Services                                    2,350,975       3,124,760
  Product licenses and development              654,992       1,118,454
  Computer and add-on hardware                  733,482       2,112,638
                                            ------------    ------------
TOTAL COST OF REVENUE                         3,739,449       6,355,852

EXPENSES
  Marketing and sales                           862,304       1,708,983
  General and administrative                    805,006         882,197
  Amortization of goodwill                       11,032          50,130
                                            ------------    ------------
TOTAL EXPENSES                                1,678,342       2,641,310
EARNINGS (LOSS) FROM OPERATIONS                (159,182)        466,433
EQUITY IN EARNINGS (LOSS) FROM AFFILIATE        (16,828)           -

INTEREST EXPENSE - NET                          (32,132)       (282,184)
                                            ------------    ------------
EARNINGS (LOSS) BEFORE INCOME TAXES            (208,142)        184,249

INCOME TAXES (BENEFIT)                         (125,000)        111,000
                                            ------------    ------------
NET EARNINGS (LOSS)                         $   (83,142)    $    73,249
                                            ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                             ($.03)           $.02
                                            ============    ============

DILUTED                                           ($.03)           $.02
                                            ============    ============


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Nine Months Ended
                                                    September 30,
                                            ----------------------------
                                                1999            1998
                                            ----------------------------
                                                    (Unaudited)

REVENUE
  Services                                  $11,077,578     $13,231,288
  Product licenses                            4,177,661       6,157,002
  Computer and add-on hardware                3,406,305       5,241,849
                                            ------------    ------------
NET REVENUE                                  18,661,544      24,630,139

COST OF REVENUE
  Services                                    6,907,673       8,402,914
  Product licenses and development            2,729,983       3,330,520
  Computer and add-on hardware                2,566,531       4,677,440
                                            ------------    ------------
TOTAL COST OF REVENUE                        12,204,187      16,410,874

EXPENSES
  Marketing and sales                         3,065,301       4,344,308
  General and administrative                  2,637,280       2,683,341
  Amortization of goodwill                       33,095         161,637
                                            ------------    ------------
TOTAL EXPENSES                                5,735,676       7,189,286
EARNINGS FROM OPERATIONS                        721,681       1,029,979
EQUITY IN EARNINGS (LOSS) FROM AFFILIATE        (16,828)           -

INTEREST EXPENSE - NET                          (80,066)       (422,522)
OTHER INCOME - NET                            3,822,105            -
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                  4,446,892         607,457

INCOME TAXES                                  2,673,000         365,000
                                            ------------    ------------
NET EARNINGS                                $ 1,773,892     $   242,457
                                            ============    ============

EARNINGS PER COMMON SHARE:
BASIC                                              $.55            $.07
                                            ============    ============

DILUTED                                            $.51            $.07
                                            ============    ============

See Notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                              -------------------   --------------------
                               1999       1998         1999       1998
                              -------------------   --------------------
                                 (Unaudited)              (Unaudited)

NET INCOME (LOSS)             $ (83,142) $ 73,249   $1,773,892   $242,457
OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF INCOME TAX:
Foreign currency translation    (45,409)   32,258      (55,412)    30,555
                              ---------- --------   -----------  --------
COMPREHENSIVE INCOME (LOSS)   $(128,551) $105,507   $1,718,480   $273,012
                              ========== ========   ===========  ========





See Notes to Condensed Consolidated Financial Statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                            ----------------------------
                                                 1999           1998
                                            ----------------------------
                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                               $ 1,773,892   $    242,457
                                             ------------  -------------
  ADJUSTMENTS TO RECONCILE NET EARNINGS
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
      DEPRECIATION AND AMORTIZATION              854,878      1,524,041
      CHANGES IN ASSETS AND LIABILITIES        2,608,003         37,913
      GAIN ON SALE OF PRODUCT LINE            (3,824,420)          -
                                            -------------   ------------
           TOTAL ADJUSTMENTS                    (361,539)     1,561,954
                                            -------------   ------------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                       1,412,353      1,804,411
                                            -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT           (603,817)      (774,589)
  ADDITIONS TO SOFTWARE                          (84,400)        (5,053)
  ADDITIONS TO MARKETABLE SECURITIES          (6,220,455)          -
  INCREASE IN SALES-TYPE LEASES                   (3,051)       (12,890)
  CASH RECEIVED IN DIVESTITURE                 3,437,382           -
  CASH RECEIVED IN ACQUISITION,
    NET OF CASH PAID                                -            98,275
 OTHER ASSETS                                    181,061         (8,992)
                                             ------------   ------------
  NET CASH USED FOR
    INVESTING ACTIVITIES                      (3,293,280)      (703,249)
                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN NOTES PAYABLE                    3,200,000           -
  INCREASE (DECREASE) IN LONG-TERM DEBT         (119,466)       953,513
  INCREASE (DECREASE) IN LONG-TERM
    LIABILITIES                                  (27,755)       283,985
  CASH PAID IN LIEU OF STOCK                        -          (140,000)
  PURCHASE OF TREASURY STOCK                    (537,349)      (371,169)
  ISSUANCE OF COMMON STOCK                         6,383            206
                                             ------------    -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       2,521,813        726,535
                                             ------------    -----------
EFFECT OF EXCHANGE RATES ON CASH &
  CASH EQUIVALENTS                                 3,987         30,557
                                             ------------    ------------
CASH AND CASH EQUIVALENTS:
  NET INCREASE                                   644,873      1,858,254
  BALANCE, BEGINNING OF YEAR                   4,262,438      1,282,817
                                             ------------   ------------
  BALANCE, END OF PERIOD                    $  4,907,311    $ 3,141,071
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and nine months ended September 30, 1999 and September 30, 1998, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.


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

                  ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements

                               (Unaudited)



Note 3 - Earnings (Loss) per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share:



                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                       ------------------         ------------------
                                        1999          1998         1999        1998
                                        ----          ----         ----        ----

NUMERATOR:
  NET INCOME (LOSS)                 $  (83,142)   $   73,249    $1,773,892   $  242,457
                                    ===========   ==========    ==========   ==========

NUMERATOR FOR DILUTED EARNINGS
  (LOSS) PER SHARE - INCOME
  AVAILABLE TO COMMON SHAREHOLDERS  $  (83,142)   $   73,249    $1,773,892    $ 242,457
                                    ===========   ==========    ==========   ==========

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS
    (LOSS) PER SHARE - WEIGHTED
     AVERAGE SHARES                  3,211,562     3,492,116     3,243,270    3,491,676

EFFECT OF DILUTIVE SECURITIES:
  EMPLOYEE STOCK OPTIONS                  -          168,723       214,627      171,206
                                    -----------   ----------    ----------   ----------
DILUTIVE POTENTIAL COMMON SHARES
  DENOMINATOR FOR DILUTED
    EARNINGS PER SHARE -
    ADJUSTED WEIGHTED
    AVERAGE SHARES AND
    ASSUMED CONVERSIONS              3,211,562     3,660,839     3,457,897    3,662,882
                                    ===========   ==========    ==========   ==========

BASIC EARNINGS (LOSS) PER SHARE          ($.03)         $.02          $.55         $.07
                                    ===========   ==========    ==========   ==========

DILUTED EARNINGS (LOSS) PER SHARE        ($.03)         $.02          $.51         $.07
                                    ===========   ==========    ==========   ==========

                  ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements

                               (Unaudited)



Note 4 - Investments
--------------------

Included in the other assets at September 30, 1999 are the Company's holdings in a mutual fund which invests in senior secured floating rate loans. The Company accounts for this investment as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity.

At September 30, 1999, the fair market value of this investment of $6,196,000 approximated its cost.

Note 5 - Option to Purchase
---------------------------

In August 1999, the Company granted to a company ("Optionee") an option to purchase the Company's SmartTime product line. As per the terms of the Option Agreement, the Company transferred the assets and liabilities of its SmartTime product line to a newly formed LLC, of which the Company is the sole member and the Optionee is the manager.

The Agreement provides that the Optionee has the option to purchase the SmartTime product line from the LLC at anytime from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price"). The terms and conditions of the acquisition are set forth in an Asset Purchase Agreement dated as of August 2, 1999 (the "Purchase Agreement"). The Purchase Agreement provides that the sale will occur, if at all, within two days after exercise of the option and the satisfaction of certain other conditions as specified in the Purchase Agreement. During the Option Period, the Optionee will employ the employees of the SmartTime product line and will bear the risk of its financial performance.

The Optionee paid an initial option fee in the amount of $1,660,000 upon execution of the Agreement and is required to pay a second option fee on August 1, 2000 in the amount of $540,000, unless the Optionee exercises the option prior to such date. The option fees are non-refundable to the Optionee in the event that the Optionee does not exercise the option to purchase the SmartTime product line, as to which there can be no assurance. Pursuant to the Agreement, the Optionee has loaned to the Company the sum of $3,200,000 (with respect to which the Company has prepaid $160,000 in interest). In addition, the LLC has agreed to loan the Optionee an amount equal to the net cash of the LLC available after collection of the LLC's accounts receivable and payment of the LLC's accounts payable.

The Optionee has purchased exclusive licenses to use the customer intangibles and intellectual property of the SmartTime product line during the Option Period for $300,000 and $500,000, respectively. In the event that the Optionee does not exercise the option to purchase the SmartTime product line prior to the expiration of the Option Period, the Optionee's rights under the above-mentioned license agreements would terminate and the Company, through the LLC, would retain ownership of these assets.

The net assets of the SmartTime product line are included in current assets in the Company's balance sheet at September 30, 1999. The results for the operations of this product line are shown in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 under the caption "Equity in Earnings (loss) from Affiliate."


Note 6 - Subsequent Event - Notes Payable - Bank and Debt
---------------------------------------------------------

In October 1999, the Company entered into (i) a revolving demand loan agreement with a bank for up to $1,500,000, bearing interest at a rate approximating prime minus 1/2%, which extends through June 30, 2000, and (ii) a $3,000,000 acquisition line of credit under which advances will bear interest at a rate approximating prime minus 1/2% until a conversion date upon which the outstanding principal balance of advances will be amortized on a straight-line basis over five (5) years at a fixed interest rate equal to two and one-quarter (2.25%) over the average yield on US Treasury securities. The acquisition line of credit is available for use by the Company based upon the lesser of $3,000,000 or the sum of 75% of the value (lower of purchase price or appraised value) of any business acquired by the Company. The loans are secured by the personal property of the Company along with a first priority perfected security interest in all business assets acquired by the Company.



                  ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements

                               (Unaudited)



Note 7 - Subsequent Event Acquisitions
--------------------------------------

On November 4, 1999 (the "Closing Date"), the Company acquired the business of Design Data Systems Corporation, a Florida corporation ("Seller"), pursuant to that certain Asset Purchase Agreement (the "Purchase Agreement") by and among Company, Seller, Michael Meli, individually (only with respect to certain sections of the Purchase Agreement), and Eastern Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Effective Date").

Pursuant to and as more fully set forth in the Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assumed certain of the liabilities of Seller for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was due and payable on the Closing Date and $250,000 was to be deposited with the Escrow Agent to be held pursuant to the terms of the Purchase Agreement.

Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company has entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to
Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company has reserved the right to exchange certain software and related intellectual property of Seller (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date between the Company, Seller and SQL (the "Assignment"). On the Closing Date, the following actions were completed:

1. SQL acquired the Replacement Property from Seller in accordance with the Purchase Agreement and the Assignment in exchange for a payment of $4,300,000.



                  ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements

                               (Unaudited)



2. The Company acquired the remainder of Seller's assets in accordance with the Purchase Agreement in exchange for (a) the payment of $700,000 (of which $250,000 was deposited with the Escrow Agent) and (b) the assumption of certain of Seller's liabilities.

3. The Company loaned SQL $4,300,000 pursuant to the Exchange Agreement and a related promissory note due on November 3, 2000 and bearing interest at the rate of 6.18% per annum. The funds were used by SQL to acquire the Replacement Property.

4. SQL granted a license to the Company to use the Replacement Property until November 3, 2000 pursuant to a License Agreement between the Company and SQL, in exchange for a one-time license fee of $285,000.

The Company anticipates that it will seek to complete a like-kind exchange involving the Replacement Property on or before November 3, 2000, although there can be no assurance that such an exchange will be completed.


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

                           Results of Operations

                           Third Quarter of 1999
                                 compared to
                           Third Quarter of 1998

                                        (000's omitted)
                           ------------------    ----------------------
                                Revenue            Increase/(Decrease)
                           ------------------    ----------------------
                             1999      1998        Amount   Percentage
                             ----      ----        ------   ----------
Services                   $ 3,234   $ 4,563      $(1,329)     (29%)
Product licenses             1,101     2,630       (1,529)     (58%)
Computer and add-on
  hardware                     924     2,271       (1,347)     (59%)
                           -------   -------      --------
  Net revenue              $ 5,259   $ 9,464      $(4,205)     (44%)
                           =======   =======      ========     =====


REVENUE

Net revenue. The Company designs and develops proprietary enterprise and point-solution software for the electronic time and labor recording market, and for the automotive, legal, and ERP (enterprise resource planning) markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $4,205,000, or 44%, for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. A part of the stated decrease is the result of the sale of the Company's catalog direct marketing systems product line in March 1999 and also from the grant of an option to purchase the SmartTime product line in August 1999.

                              Item 2

                           - continued -

Revenue from existing businesses decreased by approximately $399,000, or 8%, for the period, when approximately $369,000 and $4,175,000 in revenue from the Company's catalog direct marketing systems and SmartTime product lines are excluded from the third quarter 1999 and 1998 results, respectively.

Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $1,329,000, or 29%, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. Service revenue from existing businesses increased by approximately $135,000, or 5%, for the period, when compared to the third quarter of 1998, and the service revenue from the catalog direct marketing systems and SmartTime product lines of approximately $340,000 and $1,804,000 for the 1999 and 1998 periods respectively, is excluded.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise and point-solution products. Product license revenues decreased by approximately $1,529,000, or 58%, for the third quarter of 1999, compared to the same period in 1998. Product license revenue from existing businesses decreased by approximately $95,000, or 8%, for the period, when compared to the third quarter of 1998, and the product license revenue from the catalog direct marketing systems and SmartTime product lines of approximately $12,000 and $1,445,000 for the 1999 and 1998 periods respectively, is excluded. The decrease in product license revenue results from decreased revenue from the legal systems product line, partially offset by an increase in product license revenues from the tire and ERP product lines.

Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $1,347,000, or 59%, for the three months ended September 30, 1999, compared to the same period in 1998. Hardware revenue from existing businesses decreased by approximately $439,000, or 33%, when compared to the third quarter of 1998 and the hardware revenue from the catalog direct marketing systems and SmartTime product lines of approximately $17,000 and $926,000 for the 1999 and 1998 periods respectively, is excluded. The decrease in hardware revenues from existing businesses was due primarily to a decrease in hardware sales for the automotive systems product line.


                              Item 2

                           - continued -



COST OF REVENUE

Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $774,000 for the three months ended September 30, 1999, compared to the third quarter of 1998. The gross margin percentage for services for the third quarter of 1999 decreased to approximately 27% from 32% of revenue from services in the third quarter of 1998. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $463,000 for the quarter ended September 30, 1999, compared to the same period in 1998. The change reflects the elimination of product license and development costs for the catalog direct marketing systems and SmartTime product lines. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $1,379,000 for the three months ended September 30, 1999, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the three months ended September 30, 1999 was due primarily to the decreased computer and add-on hardware costs for the catalog direct marketing product line sold in March 1999 and by a decrease in these costs for the automotive systems product line.

The gross margin percentage for hardware sales increased to 21% for the three months ended September 30, 1999, from 7%, in the same period in 1998. Margins on computer and add-on hardware do fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


                               Item 2

                           - continued -



EXPENSES

Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $846,000, or 50%, for the quarter ended September 30, 1999, compared to the third quarter in 1998. The change in marketing and sales expenses primarily reflects the elimination of the marketing and sales expenses of the catalog direct marketing systems and SmartTime product lines and reduced sales and marketing expenses for the automotive and legal systems product lines.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $77,000, or 9%, for the three months ended September 30, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems and SmartTime product lines, partially offset by increased general and administrative expenses for the ERP and legal product lines.

     The net loss for the third quarter of 1999 was approximately $83,000, as compared to net earnings of approximately $73,000 for the third quarter of 1998. The change results from a decrease in earnings from operations of $626,000, and a loss from the equity in earnings from affiliate of approximately $17,000, partially offset by a decrease in net interest expense of $250,000 and a decrease in income tax expense of $236,000.



                                Item 2

                             - continued -



                       Nine Months Ended September 30, 1999
                                 compared to
                       Nine Months Ended September 30, 1998


                                        (000's omitted)
                          -----------------    ---------------------
                               Revenue           Increase/(Decrease)
                          -----------------    ---------------------
                            1999      1998       Amount   Percentage
                            ----      ----       ------   ----------
Services                  $11,078   $13,231     $(2,153)     (16%)
Product licenses            4,178     6,157      (1,979)     (32%)
Computer and add-on
  hardware                  3,406     5,242      (1,836)     (35%)
                          -------   -------     --------
  Net revenue             $18,662   $24,630     $(5,968)     (24%)
                          =======   =======     ========     =====


REVENUE

     Net revenue. The Company's total revenues decreased by approximately $5,968,000, or 24%, for the period when compared to the first nine months of 1998. Revenue from existing businesses increased by approximately $2,010,000, or 15% for the period, when approximately $2,915,000 and $10,890,000 in revenue from the Company's catalog direct marketing systems and SmartTime product lines for the nine months ended September 30, 1999 and 1998, respectively, is excluded.

     Services. Service revenues decreased by approximately $2,153,000, or 16%, for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. Service revenue from existing businesses increased by approximately $671,000, or 8%, for the period, when compared to the first nine months of 1998, and the service revenue from the catalog direct marketing systems and SmartTime product lines of approximately $2,389,000 and $5,210,000 for the 1999 and 1998 periods respectively, are excluded.

     Product licenses. Software license revenues decreased by approximately $1,979,000, or 32%, for the first nine months of 1999, compared to the same period in 1998. Product license revenue from existing businesses increased by approximately $506,000, or 16%, for the period, when compared to the first nine months of 1998, and the product license revenue from the catalog direct marketing systems and SmartTime product lines of approximately $458,000 and $2,944,000 for the 1999 and 1998 periods respectively, are excluded.

                              Item 2

                           - continued -



     Computer and add-on hardware. Hardware revenues decreased by approximately $1,836,000, or 35%, for the nine months ended September 30, 1999, compared to the same period in 1998. Hardware revenue from existing businesses increased by approximately $833,000, or 33% for the period, when approximately $68,000 and $2,736,000 hardware revenues from the Company's catalog direct marketing systems and SmartTime product lines for the 1999 and 1998 periods are excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales by the Company's automotive systems product line.


COST OF REVENUE

     Services. Cost of services decreased by approximately $1,495,000 for the nine months ended September 30, 1999, compared to the first nine months of 1998. The gross margin percentage for services for the nine months ended September 30, 1999 increased to approximately 38% from 36% of revenue from services in the first nine months of 1998. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues and development decreased by approximately $601,000 for the nine months ended September 30, 1999, compared to the same period in 1998. Cost of product license and development increased by approximately $329,000 or 21% for the period when compared to the first nine months of 1998, and the cost of product licenses and development from the catalog direct marketing systems and SmartTime product lines for the 1999 and 1998 periods are excluded. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues decreased by approximately $2,110,000, or 45%, for the nine months ended September 30, 1999, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $305,000, or 14%, when the cost of hardware from the Company's catalog direct marketing systems and SmartTime product lines is excluded from the results of the first nine months of 1998. The increase in dollar amount for the cost of hardware revenues for the nine months ended September 30, 1999 was due primarily to increased unit sales of hardware products by the Company's automotive systems product line.

     The gross margin percentage for hardware sales increased to 25% for the nine months ended September 30, 1999, from 11% in the same period in 1998. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


EXPENSES

     Marketing and sales. Marketing and sales expenses decreased by $1,279,000, or 29%, for the nine months ended September 30, 1999, compared to the first nine months in 1998. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the catalog direct marketing systems and SmartTime product lines partially offset by increased sales and marketing expenses from the automotive and ERP systems product lines.

     General and administrative. General and administrative expenses decreased by approximately $46,000, or 2%, for the nine months ended September 30, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems and SmartTime product lines, partially offset by increased general and administrative expenses from the automotive, ERP and legal product lines.

     Net earnings for the nine months ended September 30, 1999 were approximately $1,774,000, as compared to net earnings of approximately $242,000 for the first nine months of 1998. The change results from the gain on the sale of the catalog direct marketing systems product line of approximately $3,822,000 and a reduction in net interest expense of approximately $342,000, partially offset by a decrease in earnings from operations of $307,000, a loss from the equity in earnings from affiliate of approximately $17,000, and an increase in income tax expense of approximately $2,308,000.



                    Liquidity and Capital Resources


The Company had total cash, and cash equivalents, at September 30, 1999 of approximately $4,907,000, an increase of approximately $645,000 from December 31, 1998. At September 30, 1999, the Company had approximately $6,220,000 invested in a marketable security. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, which expired in June. As described in Note 6, in October 1999, the Company entered into a new revolving demand loan agreement totaling $1,500,000 at prime minus 1/2%, which is due on June 30, 2000. In addition, the Company arranged a $3,000,000 acquisition line of credit at prime minus 1/2% which is convertible on or before June 30, 2000 to a five year term at a fixed rate equal to two and one-quarter (2.25%) over the average yield on US Treasury securities.

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

In August 1999, the Company granted to a company ("Optionee") an option to purchase the Company's SmartTime product line. As per the terms of the Option Agreement, the Company transferred the assets and liabilities of its SmartTime product line to a newly formed LLC, of which the Company is the sole member and the Optionee is the manager.

The terms of the Option Agreement provide that the Optionee has the option to purchase the SmartTime product line from the LLC at anytime from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price").

The Optionee paid an initial option fee in the amount of $1,660,000 upon execution of the Option Agreement and is required to pay a second option fee on August 1, 2000 in the amount of $540,000, unless the Optionee exercises the option prior to such date. The option fees are non-refundable to the Optionee in the event that the Optionee does not exercise the option to purchase the SmartTime product line, as to which there can be no assurance. Also under the terms of the Option Agreement, the Optionee has loaned to the Company the sum of $3,200,000 (with respect to which the Company has prepaid $160,000 in interest). In addition, the LLC has agreed to loan the Optionee an amount equal to the net cash of the LLC available after collection of the LLC's accounts receivable and payment of the LLC's accounts payable.

                   Liquidity and Capital Resources

                           - continued -



In addition, the Optionee has purchased exclusive licenses to use the customer intangibles and intellectual property of the SmartTime product line during the Option Period for $300,000 and $500,000, respectively. In the event that the Optionee does not exercise the option to purchase the SmartTime product line prior to the expiration of the Option Period, the Optionee's rights under the above-mentioned license agreements would terminate and the Company, through the LLC, would retain ownership of these assets.

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

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term floating rate instruments and senior secured floating rate loan funds which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

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

                         OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -

              The following exhibits are filed with this report:

              27    Financial Data Schedule.

         (b) Reports on Form 8-K - On August 13, 1999, the Company announced that it granted to InterPro Expense Systems, Inc. an option to purchase the Company's SmartTime product line.







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




   11/15/99                                  /s/ Alfred C. Angelone
------------                              ------------------------------
   (Date)                                          (Signature)
                                           Alfred C. Angelone
                                           Chief Executive Officer





   11/15/99                                 /s/ Terrence C. McCarthy
------------                              ------------------------------
   (Date)                                          (Signature)
                                           Terrence C. McCarthy
                                           Vice President and Treasurer