Form 10-K
period 1999-12-31
ASA INTERNATIONAL LTD
filed 2000-03-30
CIK 793961

ASA INTERNATIONAL LTD.
                                 10 Speen Street
                         Framingham, Massachusetts 01701

                                 (508) 626-2727



March 30, 2000



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Attention:  Filing Desk
-----------------------


                     RE:  ASA INTERNATIONAL LTD.
                          SEC FILE NO. O-14741

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of ASA International Ltd. (the "Company") is the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

This filing is being effected by direct transmission to the Commission's Operational EDGAR System.

Very truly yours,

ASA INTERNATIONAL LTD.


/s/ Terrence C. McCarthy


Terrence C. McCarthy
Vice President and Treasurer

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------
                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number:
December 31, 1999                                     0-14741
-------------------------                             ----------------------

                              ASA INTERNATIONAL LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         02-0398205
-------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   10 Speen Street, Framingham, MA                            01701
-----------------------------------------                   ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of March 24, 2000, 3,092,285 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $10,400,000.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



                                                  Part of Form 10-K Annual
                                                  Report in which Document
Document                                          is Incorporated
--------                                          ------------------------


Definitive Proxy Statement to be
supplied to Shareholders in conjunction
with the 2000 Annual Meeting of Shareholders             Part III

                                        PART I


ITEM 1.     Business
            --------

GENERAL

Background
----------

     ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 1100 businesses in North and South America and Europe. The Company designs and develops proprietary enterprise software for the following markets: tire dealer and retreader, law firms, manufacturing companies in Italy, and software companies, system integrators and e-focused companies. The Company installs its software on a variety of computers and networks, and various Unix/Open Systems hardware platforms, and provides implementation, education, custom development, and long-term software support to its customers.

     The Company has divested certain product lines in 1999 as more fully described below under the heading "Recent Acquisitions and Divestitures."

     The Company's current operations are comprised of four product lines and a corporate services group which supports all four product lines. The four current product lines are:

     Tire Systems. Integrated offering of systems and services designed specifically for the multi-user environments of today's tire and automotive after-market businesses. ASA Tire Systems offers e-commerce and business-to-business services through eTirePlace.com as well as ASP services.

     e-Business Management Application Software Systems. Under the name Khameleon(TM), the Company offers eBusiness management applications for software, service, system integration and e-focused companies. Khameleon's extensive ASP services are targeted to organizations looking to outsource their critical front-office to back-office applications.

     Legal Systems. Integrated accounting and practice management software solutions for law firms in the United States and Latin America.

     ERP Systems. Integrated client/server-based Enterprise Resource Planning ("ERP") systems for manufacturing companies in Italy.

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


Recent Acquisitions and Divestitures
------------------------------------

Design Data
-----------

     In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation ("DDSC"), pursuant to that certain Asset Purchase Agreement (the "Design Data Purchase Agreement") by and among the Company, DDSC, individually (only with respect to certain sections of the Design Data Purchase Agreement), and Eastern Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Design Data Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Effective Date").

     Pursuant to and as more fully set forth in the Design Data Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assume certain of the liabilities of DDSC for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was paid on the Closing Date and $250,000 was deposited with the Escrow Agent to be held pursuant to the terms of the Design Data Purchase Agreement.

     Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company has entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to
Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company has reserved the right to exchange certain software and related intellectual property of DDSC (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date among the Company, DDSC and SQL (the "Assignment"). On the closing Date, the following actions were completed:

1. SQL acquired the Replacement Property from DDSC in accordance with the Design Data Purchase Agreement and the Assignment in exchange for a payment of $4,300,000.

2. The Company acquired the remainder of DDSC's assets in accordance with the Design Data Purchase Agreement in exchange for (a) the payment of $700,000 (of which $250,000 was deposited with the Escrow Agent) and (b) the assumption of certain of Seller's liabilities.

3. The Company loaned SQL $4,300,000 pursuant to the Exchange Agreement and SQL executed a related promissory note in the principal amount of $4,300,000 due on November 3, 2000 and bearing interest at the rate of 6.18% per annum. The proceeds of the note were used by SQL to acquire the Replacement Property.

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

SmartTime
---------

     In August 1999, the Company granted to a company ("Optionee") an option to purchase the Company's SmartTime product line, client/server enterprise-wide payroll software. As per the terms of the Option Agreement, the Company transferred the assets and liabilities of its SmartTime product line to a newly formed LLC ("Newco"), of which the Company is the sole member and the Optionee is the manager.

     The Option Agreement provides that the Optionee has the option to purchase the SmartTime product line from Newco at any time from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price"). The terms and conditions of the acquisition are set forth in an Asset Purchase Agreement dated as of August 2, 1999 (the "Smart Time Purchase Agreement"). The SmartTime Purchase Agreement provides that the sale will occur, if at all, within two days after exercise of the option and the satisfaction of certain other conditions as specified in the SmartTime Purchase Agreement. During the Option Period, the Optionee will employ the employees of the SmartTime product line and will bear the risk of its financial performance.

     The Optionee paid an initial option fee in the amount of $1,660,000 upon execution of the Option Agreement and is required to pay a second option fee on August 1, 2000 in the amount of $540,000, unless the Optionee exercises the option prior to such date. The option fees are non-refundable to the Optionee in the event that the Optionee does not exercise the option to purchase the SmartTime product line, as to which there can be no assurance. Pursuant to the Option Agreement, the Optionee has loaned to the Company the sum of $3,200,000 (with respect to which the Company has prepaid $160,000 in interest). In addition, Newco has agreed to loan the Optionee an amount equal to the net cash of Newco available after collection of Newco's accounts receivable and payment of Newco's accounts payable.

     The Optionee has purchased exclusive licenses to use the customer intangibles and intellectual property of the SmartTime product line during the Option Period for $300,000 and $500,000, respectively. In the event that the Optionee does not exercise the option to purchase the SmartTime product line prior to the expiration of the Option Period, the Optionee's rights under the above-mentioned license agreements would terminate and the Company, through Newco, would retain ownership of these assets.

     The net assets of the SmartTime product line are included in current assets in the Company's balance sheet at December 31, 1999. The results for the operations of this product line are shown in the Consolidated Statements of Operations for the year ended December 31, 1999 under the caption "Equity in Loss from Affiliate."

CommercialWare
--------------

     Effective March 3, 1999, the Company sold substantially all of the assets of the Company's CommercialWare Division ("CWI") to CommercialWare, Inc., a Delaware Corporation ("CW"). CWI provided enterprise order management and fulfillment systems to consumer, business catalog, direct marketing and electronic commerce firms. In connection therewith, the Company transferred to CW certain of the liabilities of CWI. The Company received (i) cash in the amount of $4,000,000, (ii) a promissory note in the amount of $1,700,000, (iii) a junior promissory note in the amount of $500,000, (iv) 30,000 shares of CW's common stock, par value $.01 per share, and (v) one (1) share of CW's Series A Preferred Stock.

International Trade and Transportation Systems Group
----------------------------------------------------

     In December 1996, the Company completed the disposition of substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Group (the "International Group") to TradePoint Systems LLC ("TradePoint"), a New Hampshire limited liability company. In exchange for the assets of the International Group and the assumption of the International Group's liabilities, the Company received a 16% membership interest in TradePoint and a subordinated promissory note in the face amount of $600,000 from TradePoint (the "TradePoint Note"). The remaining 84% interest in TradePoint is owned by Christopher J. Crane, the former president of and a former director of the Company. Simultaneously, with the completion of this transaction, Mr. Crane resigned from all of his positions with the Company. In exchange for his interest in TradePoint, Mr. Crane (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Mr.
Crane, the Company, and Alfred C. Angelone, the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock of the Company. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by Shields & Company, Inc. The Company accounts for its investment in TradePoint under the cost method.

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

     During the past year, there have been no bankruptcy proceedings, receivership, or similar proceedings with respect to the Registrant, nor has there been any merger or consolidation of the Registrant, and, except as noted above, there has been no disposition of any material amount of the Registrant's assets.

BUSINESS

     The following paragraphs describe in greater detail the business conducted by the Registrant.

Tire Systems
------------

     The Company provides integrated hardware and software multi-user solutions on Sun, Compaq/DEC and Unix-based systems to independent tire dealers, wholesalers, and retreaders in the United States, Canada and South America for Business-to-Business ("B2B") via the Internet, point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between approximately $25,000 and $300,000.

     In September 1988, July 1989, September 1990, and November 1996, respectively, the Company acquired Associated Software Consultants Organization, Inc., Snyder Computing Systems, Computers Northwest, and certain assets of Progressive Computer Systems, Inc., all of which specialized in supplying computer systems to independent tire dealers. In recent years, the Company has consolidated its position in the independent tire dealer marketplace. The Company believes that it has the largest installed base of independent tire retailer and distributor multi-user computer systems in the United States.

     Within this operating group, the Company also continues to maintain, upgrade, and support legacy manufacturing management and control and accounting software based primarily on the DEC hardware platform.

Legal Systems
-------------

     The Company provides integrated client/server-based financial management, knowledge base management and file room management systems for mid-size law firms and corporate legal departments throughout the United States and Latin America. The Company's Visual Pyramid, Visual FastTrack and Visual One products are a powerful, fully integrated suite of legal specific applications designed to run on PC networks. The products are written using Microsoft development tools and Microsoft relational database technology. Systems range in price between approximately $50,000 and $200,000.

     The Company entered the legal systems marketplace in June 1991 by acquiring Quorum Legal Systems of Plymouth Meeting, Pennsylvania from Control Data Corporation. In January 1992, the Company acquired the fixed assets of Legal Data Systems of Boston, Massachusetts. In November 1994, the Company acquired certain software products of Precedent Technologies Incorporated of New Hope, Pennsylvania. In July 1999, the Company acquired substantially all of the assets of Chase Technologies Incorporated of Washington Crossing, Pennsylvania. The Company believes it has an estimated 12% share of the mid-sized law firm market.

e-Business Management Applications Software
-------------------------------------------

     The Company offers a modular suite of back- and front-office software applications based on the Oracle platform, marketed under the name Khameleon Software. The product, designed to meet the needs of software companies, systems integrators, service and e-focused companies, includes the following modules:
Marketing & Sales Force Automation, Contracts & Logistics Management, Project Accounting & Management, Customer Relationship Management and Financial Accounting & Management. Systems range in price from $50,000 to $300,000.

ERP Systems
-----------

     The Company, through its ERP Systems Group located in Venice, Italy, provides fully integrated client/server-based ERP systems which run under the UNIX and NT operating systems. The product line, called "GX," is targeted at mid-range companies with 20 to 60 users throughout Italy. The products were developed using C++ and operate with many popular relational databases including Oracle, Microsoft SQL, and Informix.

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

     Marketing to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. In the tire, legal, ERP, and e-Business Management Applications Software markets served by the Company, the total market is well defined through the respective industry and professional organizations. In these markets, trade shows and direct contacts are used to determine how prospects are satisfying their information processing requirements.

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

Sources and Availability of Raw Materials
-----------------------------------------

     The Company's systems operate on computer hardware supplied by leading hardware manufacturers pursuant to Original Equipment Manufacturer or Value Added Reseller Agreements. These agreements are renewable on a year-to-year basis, and entitle the Company to purchase equipment at various discounts based upon volume and the type of equipment. The loss of the Company's ability to purchase equipment from such manufacturers would not have a material adverse effect on the Company's business. The Company could also continue to purchase from hardware distributors, but on terms less favorable than from the original manufacturer. The Company believes that its relationship with the hardware manufacturers is satisfactory.

     The Company purchases all of its computer hardware and peripheral equipment from hardware vendors, and performs only software installation, testing, final system configuration, and quality control. The Company believes there are several alternative suppliers for system components used by the Company.

Patents and Proprietary Technology
----------------------------------

     The Company does not believe that patents are material to its business. The Company relies primarily upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. In particular, the Company generally provides only "run time" code for its software to its tire and legal clients, although certain legal clients may also purchase "source" code. In addition, most Khameleon Software clients have source code licenses. Insofar as the Company relies on trade secrets and unpatented know-how, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached. Certain product names of the Company are recognized as trademarks in interstate commerce and are or may be registered trademarks.

Seasonality
-----------

     The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of North and South America and Italy.

Working Capital Items
---------------------

The Company does not have any unusual trade practices which would require restrictions on working capital.

Revenue by Product Line
-----------------------

     During the fiscal years ended December 31, 1999, 1998 and 1997, the Company's revenue by product line was approximately as follows:

                               1999            1998              1997
                          ---------------  ----------------  ----------------
Product Line              Revenue($)   %   Revenue($)    %   Revenue($)    %
------------              ----------  ---  ----------   ---  ----------   ---
Tire Systems             $10,741,000  42%  $ 8,735,000  25%  $ 5,877,000  23%
Legal Systems              6,222,000  24     5,150,000  15     4,205,000  16
e-Business Management
  Applications Software    1,965,000   8          -                 -
ERP Systems                2,899,000  11     3,513,000  10          -
SmartTime Software/
  Legacy products          3,796,000  15     6,870,000  19     7,822,000  31
ASA Consulting                  -              424,000   1          -
CommercialWare                  -           10,776,000  30     7,603,000  30
                         ----------- ----  ----------- ----  ----------- ----
                         $25,623,000 100%  $35,468,000 100%  $25,507,000 100%
                         =========== ====  =========== ====  =========== ====


Backlog
-------

     Set forth below is information concerning the Company's backlog at December 31, 1999 and 1998, respectively:

                                               Backlog at December 31,
                                               -----------------------

                                          1999                        1998
                               -------------------------   -------------------------
                                                Support                     Support
Product Line                       Total       Contracts       Total       Contracts
------------                       -----       ---------       -----       ---------
Tire Systems/Legacy Products   $ 2,700,000   $ 2,000,000   $ 4,300,000   $ 1,900,000
Legal Systems ..............     2,200,000     1,700,000     2,900,000     1,600,000
ERP Systems ................       600,000       500,000     1,100,000       600,000
e-Business Management
  Applications Software ....     1,600,000       900,000          --            --
SmartTime Software .........          --            --       2,700,000     1,100,000

                               -----------   -----------   -----------   -----------
                               $ 7,100,000   $ 5,100,000   $11,000,000   $ 5,200,000
                               ===========   ===========   ===========   ===========

The Company expects that all of the backlog existing at December 31, 1999 will be filled in fiscal year 2000. Support contracts are generally cancelable by the Company or the Company's customers upon 90 days prior written notice.

Customers
---------

     See Item 14(a)1 Note I in the Company's Notes to Consolidated Financial Statements.

Competition
-----------

     The Company's primary competitors for Tire Systems are Madden Co., Signal Software and TireMaster. The Company believes the principal competitive factors for tire systems are: the ability to offer B2B products via the Internet; the ability to offer web site development; complete point-of-sale functionality to assist sales personnel to maximize gross margin on each sale; the ability to post data automatically to the accounting system; the ability to track the manufacturing process of tire retreaders; the ability to have electronic connectivity to manufacturers; and the availability of marketing products which assist in retaining and increasing existing customer business. The Company believes it competes favorably with respect to all of these factors.

     The Legal Systems market is highly competitive. The Company's primary competitors for legal systems are CMS/DATA Corp., Elite Data Processing, Barrister, Prolaw, and Omega. The Company believes that the principal competitive factors in the legal systems business are: vendor reputation and references; the ability to provide 32 bit client/server products with a GUI front end and MS SQL Server back end; the ability to easily interface with other

Windows-based applications; the ability to run both the "front office" and the "back office" applications on a single network; product reliability; and the quality of professional services and support. The Company believes it competes favorably with respect to all of these factors. ASA Legal System's market share in the mid-size law firm market is estimated to be 12%.

     The E-Business Management Applications Software market is also highly competitive. The primary competitors for the Company's Khameleon product line are SOFTRAX, Great Plains, Solomon, Deltec and Lawson. The Company believes the principal competitive factors for these systems are: cost; name recognition; the quality of professional services and support; and the ability to manage business processes that integrate customers; suppliers and business partners. While the Company believes it competes favorably with respect to most of these factors, it has embarked on a marketing campaign to increase the visibility of its product in the marketplace.

     The mid-range ERP market in Italy is highly competitive with the principal competition coming from highly competent and efficient local providers. The principal competitive factors are: market visibility; reputation and references; solid technology; Year 2000 and EURO compliance; product functionality; and quality of professional services. The Company believes it competes favorably with respect to each of these factors.

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

Employees
---------

     As of December 31, 1999, the Company had 212 full time employees. Of these employees, 9 are executive officers or senior managers, 29 are engaged in marketing and sales, 79 in customer support and training, 67 in product/custom development or engineering and 28 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

Financial Information about Geographic Areas
--------------------------------------------

     See Item 14(a)i, Note J, in the Company's Notes to Consolidated Financial Statements.

ITEM 2.          Description of Properties
                 -------------------------

     The Company's corporate headquarters are located in a 32,000 square foot office building at 10 Speen Street, Framingham, Massachusetts. This property is owned by 10 Speen Street LLC, a Delaware limited liability company. ASA Properties, Inc., a wholly owned subsidiary of the Company, is the managing and sole member of 10 Speen Street LLC. The Company occupies approximately 17% of the space in the building, while tenants lease the remainder of the space. In September 1998, the Company refinanced this facility with a $3,000,000 mortgage loan at 7.24% for 10 years with monthly principal and interest payments of $20,445 through October 2008 and a final payment of approximately $2,638,000 of principal, together with interest thereon.

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

The Company maintains the following additional offices:

                            Current                     Date of Lease
Location                  Monthly Rent    Office Area   Expiration
--------                  ------------    -----------   ----------------

Blue Bell, Pennsylvania     $12,736       9,667 s.f.   January 31, 2006

Kirkland, Washington        $ 4,805       3,720 s.f.   October 31, 2001

Clearwater, Florida         $17,252      16,252 s.f.   September 30, 2004

Udine, Italy                $ 1,516       3,068 s.f.   December 31, 2000

Venice, Italy               $ 6,831       5,801 s.f.   February 28, 2001


ITEM 3.          Legal Proceedings
                 -----------------

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.          Submission of Matters to a Vote of Security-Holders
                 ---------------------------------------------------

     (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal-year ended December 31, 1999, through the solicitation of proxies or otherwise.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.


                                    PART  II

ITEM 5. Market Price of and Dividends on the Company's Common Equity and Related Stockholder Matters
                 -------------------------------------------------------

     The Common Stock of ASA International Ltd. is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ASAA. The table below indicates the high and low sales prices of the Company's Common Stock during 1998 and 1999:

          Calendar Year 1998           Low           High
          ------------------         -------       --------
          First Quarter               $1.750         $2.313
          Second Quarter              $1.750         $2.250
          Third Quarter               $1.719         $2.125
          Fourth Quarter              $2.000         $2.563

          Calendar Year 1999           Low           High
          ------------------         -------       --------

          First Quarter               $1.875         $2.750
          Second Quarter              $2.500         $2.719
          Third Quarter               $2.250         $2.313
          Fourth Quarter              $2.063         $3.000

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,200 holders of record of the Company's outstanding Common Stock as of March 24, 2000. Each holder of Common Stock is also the holder of a Preferred Stock Purchase Right which entitles the holder to purchase one one-hundreth of a share of Series A Junior Participating Preferred Stock of the Company for each share of Common Stock held by such person upon satisfaction of certain conditions set forth in the Company's Shareholders Rights Plan.

     Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, August 1998, July 1999 and January 2000, the Company is authorized to repurchase up to $2,000,000 of its Common Stock. The Company repurchased shares as follows for the months indicated:

     1991          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     December         25,000                         $1.06


     1992          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.15
     May              10,000                          1.53
     July              3,000                          1.81
     August            6,700                          1.81
                       8,100                          2.00
     September        45,000                          1.94
                      15,000                          2.00
                       5,000                          1.99
     October           5,000                          1.88


     1993          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March             5,000                         $1.54
     August           10,000                          2.93
     September         1,800                          3.02


     1997          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     December         23,000                         $2.29


     1998          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     May              15,000                         $2.15
     June             20,000                          2.05
     July             15,000                          2.03
     August           80,000                          1.99
     September        55,000                          1.97
     October          25,000                          2.13

     1999          Number of Shares        Per Share Purchase Price
     ----          ----------------        ------------------------
     March            62,500                         $2.26
     April            60,000                          2.63
     May              62,000                          2.69
     June             22,500                          2.69
     September         3,877                          3.00
     October           5,000                          2.30
     November         35,000                          2.43
     December         20,200                          2.72
                     -------                         -----
     1999 Total      271,077                         $2.50

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


ITEM 6.         Selected Consolidated Financial Data
                ----------------------------------------
                (in thousands, except per share amounts)

     The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 1999, 1998, and 1997, and the balance sheet data as of December 31, 1999 and 1998, are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The financial data for the statement of operations for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of the Company (not included herein).

     The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                               Years Ended December 31,
                                               ------------------------

                                   1999       1998       1997       1996       1995
                                   ----       ----       ----       ----       ----

Operating Data:
---------------
Revenues ....................   $ 25,623   $ 35,468   $ 25,507   $ 25,471    $ 31,032
Costs, Expenses, and Other
  excluding income tax
  expense ...................     21,534     34,398     24,534     26,362      29,983
Earnings (Loss)
  from Operations ...........        491      1,532      1,485       (144)      1,502
Net Earnings (Loss) .........      2,167        417        388       (649)        457

Basic Earnings (Loss) per
  Common Share ..............   $    .67   $    .12   $    .12   $   (.17)   $    .12
Diluted Earnings (Loss) per
  Common Share ..............   $    .63   $    .11   $    .11   $   (.17)   $    .11

                                               Years Ended December 31,
                                               ------------------------

                                   1999       1998       1997       1996       1995
                                   ----       ----       ----       ----       ----

Balance Sheet Data:
-------------------
Total Assets ................   $ 27,870   $ 19,732   $ 17,826   $ 16,630    $ 19,515
Long-Term Obligations .......      3,915      4,068      2,696      3,012       2,707
Long-Term Liabilities - other        272        305       --         --          --
Shareholders' Equity ........     10,240      8,809      8,398      8,012      10,110


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 -------------------------------------------------

     In addition to the historical information contained herein, the discussions contained in this document include statements that constitute forward-looking statements under the safe harbor provisions of the Private Securities Reform Act of 1995. By way of example, the discussions include statements regarding revenues, gross margins, future marketing efforts, potential acquisitions, and Year 2000 implications. Such statements involve a number of risks and uncertainties, including but not limited to those discussed below and those identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances arising after the date hereof.

Results of Operations
---------------------

Comparison of 1999 to 1998
--------------------------
                                                 (000's omitted)
                                 ---------------------------------------
                                      Revenue        Increase/(Decrease)
                                 ------------------  -------------------
                                  1999       1998     Amount  Percentage
                                  ----       ----    -------- ----------

Product licenses                  $ 6,506   $ 8,490  $(1,984)   (23%)
Services                           15,064    18,218   (3,154)   (17%)
Computer and add-on hardware        4,053     8,760   (4,707)   (54%)
                                  -------   -------   -------

Net Revenue                       $25,623   $35,468  $(9,845)   (28%)
                                  =======   =======  ========

REVENUE

     During 1999, the Company completed a product line disposition, a discontinuation of a product line pending its sale, and one product line acquisition. The revenues related to these product lines for the three years ended December 31, 1999, 1998 and 1997 are as follows.

Disposition/Discontinuation:
============================

                                                  (000's omitted)
                                        Revenue for year-ended December 31,
Product Line         Month               1999          1998          1997
------------         -----            ----------    -----------   -----------
CommercialWare       March 1999             -       $10,776,000   $ 7,603,000
SmartTime Software   August 1999      $2,915,000      5,890,000     6,412,000
                                      ----------    -----------   -----------
                     Total            $2,915,000    $16,666,000   $14,015,000
                                      ==========    ===========   ===========

Acquisition:
============

Product Line        Month              1999             1998          1997
------------        -----            -----------     ----------    ----------
Khameleon Software  November 1999     $1,965,000         -            -


     Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, ERP (enterprise resource planning) and e-Business management software markets. The Company entered the enterprise management software market in November 1999 with the acquisition of the business of Design Data Corporation, a Florida corporation. The Company has renamed this product line, formerly known as SQL Time, Khameleon Software. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $9,845,000, or 28%, for the period when compared to the year ended December 31, 1998. Revenue from existing businesses increased by approximately $3,905,000, or 21% for the period, when approximately $2,915,000 and $16,666,000 in revenue from the Company's catalog direct marketing systems and SmartTime product lines for the year ended December 31, 1999 and 1998, respectively, is excluded. Approximately $1,965,000 of the increase in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1998.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $1,984,000, or 23%, for the year ended December 31, 1999, compared to the same period in 1998. Product license revenue from existing businesses increased by approximately $1,404,000, or 30%, for the period, when compared to 1998, and the product license revenue from the catalog direct marketing systems and SmartTime product lines of approximately $458,000 and $3,846,000 for the 1999 and 1998 periods, respectively, are excluded. Approximately $498,000 of the increase in product license revenue from existing business is from the Khameleon product line for which there is no comparable amount in 1998.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $3,154,000, or 17%, for the year ended December 31, 1999, compared to the year ended December 31, 1998. Service revenue from existing businesses increased by approximately $1,895,000, or 18%, for the period, when compared to 1998, and the service revenue from the catalog direct marketing systems and SmartTime product lines of approximately $2,389,000 and $7,438,000 for the 1999 and 1998 periods, respectively, are excluded. Approximately $1,467,000 of the increase in service revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in service revenue for the year ended December 31, 1998.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $4,707,000, or 54%, for the year ended December 31, 1999, compared to the same period in 1998. Hardware revenue from existing businesses increased by approximately $607,000, or 18% for the period, when approximately $68,000 and $5,382,000 hardware revenues from the Company's catalog direct marketing systems and SmartTime product lines for the 1999 and 1998 periods are excluded. The increase in hardware revenues from existing businesses was due primarily to the increase of hardware unit sales by the Company's tire systems product line.

COST OF REVENUE

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $194,000 for the year ended December 31, 1999, compared to the same period in 1998. Cost of product license and development increased by approximately $1,411,000, or 63% for the year when compared to 1998, and the cost of product licenses and development from the catalog direct marketing systems and SmartTime product lines for the 1999 and 1998 periods are excluded. Approximately $907,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1998. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $2,257,000 for the year ended December 31, 1999, compared to the same period in 1998. The gross margin percentage for services for the year ended December 31, 1999 increased to approximately 37% from 36% of revenue from services in 1998. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $4,407,000, or 58%, for the year ended December 31, 1999, compared to the prior period. The cost of hardware revenue from existing businesses increased by approximately $294,000, or 11%, when the cost of hardware from the Company's catalog direct marketing systems and SmartTime product lines is excluded from the results for the years ended December 31, 1998 and 1999. The increase in dollar amount for the cost of hardware revenues for the year ended December 31, 1999 was due primarily to increased unit sales of hardware products by the Company's tire systems product line.

   The gross margin percentage for hardware sales increased to 21% for the year ended December 31, 1999, from 13% in the same period in 1998. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $1,221,000, or 22%, for the year ended December 31, 1999, compared to 1998. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the catalog direct marketing systems and SmartTime product lines partially offset by increased sales and marketing expenses from the tire, ERP systems and, the newly acquired Khameleon Software, product lines.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $432,000, or 11%, for the year ended December 31, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems and SmartTime product lines, partially offset by increased general and administrative expenses from the tire, ERP, legal and, the newly acquired Khameleon Software, product lines.

     Net earnings for the year ended December 31, 1999 were approximately $2,167,000, as compared to net earnings of approximately $417,000 for 1998. The change results from the gain on the sale of CommercialWare of $3,824,000 and a reduction in net interest expense of approximately $585,000, partially offset by a decrease in earnings from operations of $1,041,000, a loss from the equity in earnings from affiliate of approximately $166,000, an increase in other expense, net of $183,000 and an increase in income tax expense of approximately $1,269,000.

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

   Net revenue. The Company's total revenues increased by approximately $9,961,000, or 39%, for the year ended December 31, 1998, compared to the year ended December 31, 1997, with the ERP systems product line acquired in January 1998 accounting for $3,513,000, or 14%, of the increase in revenue.

   Product licenses. Product license revenues increased by approximately $2,312,000, or 37%, for the year ended December 31, 1998, compared to the same period in 1997, with the newly acquired ERP systems product accounting for $629,000 or 10% of the increase in product license revenue. The increase in dollar amount was primarily due to increased market acceptance of the Company's software products, and the increased capacity created by growth in the Company's direct sales force and marketing efforts.

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

   General and administrative. General and administrative expenses increased by approximately $1,027,000, or 35%, for the year ended December 31, 1998, compared to the same period in 1997. The change primarily reflects additional expenses related to the ERP, Tire Systems, and catalog direct marketing product lines.

     Net earnings for 1998 were approximately $417,000, as compared to net earnings of approximately $388,000 in 1997. The change resulted from an increase in earnings from operations of approximately $47,000, and a decrease in other expense, net of approximately $184,000, partially offset by an increase in net interest expense of approximately $134,000, and an increase in income tax expense of approximately $68,000. Interest expense for the current year includes a one-time charge of approximately $248,000 related to the early payoff of a mortgage on Company-owned real estate, which was refinanced.

Liquidity and Capital Resources
-------------------------------

     The Company had total cash and cash equivalents, at December 31, 1999 of approximately $2,297,000, a decrease of approximately $1,965,000 from December 31, 1998. At December 31, 1999, the Company had approximately $3,366,000 invested in marketable securities. In October 1999, the Company entered into a new revolving demand loan agreement totaling $1,500,000 at prime minus 1/2%, which expires on June 30, 2000. In addition, the Company arranged a $3,000,000 acquisition line of credit at prime minus 1/2% which is convertible on or before June 30, 2000 to a five-year term at a fixed rate equal to two and one-quarter (2.25%) over the average yield on US Treasury securities. The credit facility was fully available at December 31, 1999.

     In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Effective Date").

     Pursuant to and as more fully set forth in the Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assume certain of the liabilities of Seller for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was due and payable on the Closing Date and $250,000 was to be deposited with the Escrow Agent to be held pursuant to the terms of the Purchase Agreement.

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

     The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions. These acquisitions could present challenges to the Company's management, such as integrating and incorporating new operations, product lines, technologies and personnel. If the Company's management is unable to manage these challenges, the Company's business, financial condition or results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in significant dilution to the Company's stockholders. Furthermore, there can be no assurance that any acquired products will gain acceptance in the Company's markets.

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

New Accounting Standards Not Yet Adopted
----------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

   Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Other Information; Year 2000 Issue Disclosure
---------------------------------------------

     Prior to December 31, 1999, where necessary, the Company had provided its customers upgrade alternatives to its Year 2000 non-compliant software and to date has experienced only minor Year 2000 problems related to its products. The majority of computer hardware and software the Company uses in its internal operations did not require replacement or modification as a result of Year 2000 non-compliance. The Company believes that its significant vendors and service providers are Year 2000 compliant and has not, to date, been made aware that any of its significant vendors or service providers have suffered Year 2000 disruptions in their systems. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems. The total cost of the Company's Year 2000 compliance measures was not material and was funded through operating cash flows and expensed as incurred.


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                 ---------------------------------------------------------

     The Company is exposed to the impact of interest rate changes and foreign currency fluctuations and changes in the value of its investments.

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

     Foreign Currency Risk. International revenues from the Company's foreign subsidiary and other foreign sources were approximately 11% of all revenues. International sales are made primarily from the Company's foreign subsidiary in

Italy and are denominated in the local currency. Accordingly, the foreign subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 and 1998 was not material.

     Investment Risk. The Company has invested, and may invest in the future, in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.


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


                                    PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports On
                 Form 8-K
                 ------------------------------------------------------

(a)1.  Financial Statements.
       ---------------------
       The Consolidated Financial Statements required to be filed herein are as follows:
            Independent Auditors' Reports
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Comprehensive Income
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

(a)2.     Financial Statement Schedules.
          -----------------------------
          None

(a)3.     Exhibits.
          ---------
          The following exhibits are filed with this report:

10-1 Revolving Demand Note between ASA International Ltd./ASA International Ventures, Inc. and Eastern Bank dated 10/20/99.

10-2      Acquisition  Line  of  Credit  Agreement   between  ASA  International
          Ltd./ASA International Ventures, Inc. and Eastern Bank dated 10/20/99.

21        Subsidiaries of Registrant.

23-1      Consent of BDO Seidman, LLP, independent certified public accountants.

23-2 Consent of Deloitte & Touche, LLP, independent certified public accountants.

27        Financial Data Schedule.


A) The following exhibits were filed with the Registrant's Form 8-K on November 15, 1999 and are incorporated herein by reference:

2         Asset Purchase Agreement dated November 4, 1999.

10-1      Assignment and Assumption Agreement dated November 4, 1999.

10-2      Bill of Sale and General Assignment of Assets dated November 4, 1999.

10-3      Assignment of Trademarks dated November 4, 1999.

10-4      Assignment of Copyrights dated November 4, 1999.

10-5      Asset Acquisition and Exchange Cooperation Agreement dated November 4,
          1999.

10-6      Promissory Note dated November 4, 1999.

10-7      Security Agreement dated November 4, 1999.

10-8      Intellectual Property License Agreement dated November 4, 1999.

10-9      Assignment Agreement dated November 4, 1999.

10-10     Bill of Sale and General Assignment of Assets dated November 4, 1999.

10-11     Assignment of Trademarks dated November 4, 1999.

10-12     Assignment of Copyrights dated November 4, 1999.

B) The following exhibits were filed with the Registrant's Form 8-K on August 13, 1999 and are incorporated herein by reference:

10-1      Option to Purchase Agreement dated as of August 2, 1999.

10-2      Asset Purchase Agreement dated as of August 2, 1999.

10-3      Operating Agreement dated as of August 2, 1999.

10-4      Sublease and Consent Agreement dated as of August 2, 1999.

10-5      Revolving Promissory Note dated as of August 2, 1999.

10-6      Customer Intangibles License Agreement dated as of August 2, 1999.

10-7      Intellectual Property License Agreement dated as of August 2, 1999.

10-8      Promissory Note dated as of August 2, 1999.


C) The following exhibits were filed with the Registrant's Form 8-K on March 18, 1999 and are incorporated herein by reference:

b.        Pro forma financial information for the Registrant.

    The  following   unaudited  pro  forma  condensed   consolidated   financial
    statements are filed with this report:

    Pro forma Condensed Consolidated Balance Sheet
    at September 30, 1998                               F-1 to F-2

    Pro forma Condensed Consolidated Statements of Operations.
       Year Ended December 31, 1997                     F-3
       Nine Months Ended September 30, 1998             F-4

    The pro forma condensed consolidated balance sheet of the Registrant as of September 30, 1998, reflects the financial position of the Registrant after giving effect to the disposition of the assets and assumption of the liabilities discussed in Item 2 and assumes the disposition took place on September 30, 1998. The pro forma condensed consolidated statements of operations for the fiscal year ended December 31, 1997, and the nine months ended September 30, 1998, assume that the disposition occurred on December 31, 1996, and are based on the operations of the Registrant for the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively.

    The unaudited pro forma condensed consolidated financial statements have been prepared by the Registrant based upon assumptions deemed proper by it. The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the future financial position or results of operations or actual results that would have occurred had the transaction been in effect as of the dates presented.

    The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the Registrant's historical financial statements and related notes.


c.   Exhibits

2    Asset Purchase Agreement dated as of March 3, 1999.

4-1  Shareholder Agreement dated as of March 3, 1999.

4-2  Promissory Note dated as of March 3, 1999.

4-3  Security Agreement dated as of March 3, 1999.

4-4  Trademark Assignment dated as of March 3, 1999.

4-5  Trademark Security Agreement dated as of March 3, 1999.

4-6  Sub-Lease and Consent Agreement dated as of March 3, 1999.

4-7  Subordinated Promissory Note dated as of March 3, 1999.


D) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1999:

10   Lease for 475 Sentry  Parkway,  Blue Bell,  Pennsylvania,  dated August 26,
     1998.

E) The following exhibits were filed with the Registrant's Form 10-Q on November 16, 1998 and are incorporated herein by reference:

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

10-2 Letter to the holders of the Registrant's  Common Stock,  dated November 4,
     1998 (including summary of Rights).

10-3 Press release, dated October 22, 1998.


G) The following exhibits and Financial Statements were filed with the Registrant's Form 8-K on January 15, 1997 and are incorporated herein by reference:

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

2(c) Reorganization Agreement by and between the Registrant, TradePoint Systems LLC and Christopher J. Crane.


H) The following exhibits were filed with the Registrant's Form 8-K on November 27, 1996 and are incorporated herein by reference:

2(a) First Amendment to the Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Progressive Computer Systems, Inc. dated October 18, 1996.

2(b)   Second Amendment to the Purchase Agreement dated
       November 15, 1996.


I) The following exhibits were filed with the Registrant's Form 8-K on September 20, 1996 and are incorporated herein by reference:

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

3b     Bylaws of ASA International Ventures, Inc.

10-4   Agreement for Purchase and Sale of Assets between ASA
       International Ventures, Inc. and ASA Incorporated, dated
       December 29, 1995.

10-5   Agreement for Purchase and Exchange of Assets between ASA
       International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

10-6 Agreement for Exchange of Intangibles between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995.


K) The following document is incorporated by reference to the Registrant's Form 8-K filed on August 31, 1995:

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


M) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1993:

10-4 Mortgage and Security Agreement between ASA Properties, Inc. and Sun Life Assurance Company of Canada.

10-5 Promissory Note of ASA Properties, Inc. in favor of Sun Life Assurance Company of Canada.


N) The following document is incorporated by reference to the Registrant's Form 8-K filed on September 29, 1993:

10-1 Agreement and Plan of Merger by and among the Company, ASA Incorporated, CommercialWare, Donald Askin, and Jonathan Ellman, dated as of August 31, 1993.


O) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1988:

3b     Bylaws, as amended.


P) The following documents are incorporated by reference to the Company's Registration Statement on Form S-18 (File number 33-5832-B):

4c     Specimen Convertible Note.


Q) The following documents are incorporated by reference to the Company's Registration Statement on Form S-1 (File number 33-15381):

3a     Certificate of Incorporation, as amended.



(b)    Reports on Form 8-K.
       --------------------

    Form 8-K filed on November 11, 1999 reporting the acquisition by the Company of the business of Data Design Systems Corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASA INTERNATIONAL LTD.


                                  By  /s/ Alfred C. Angelone
                                          ---------------------------
                                          Chief Executive Officer
                                  (principal executive officer and
                                   principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                            Capacity                 Date
----                            --------                 ----


/s/ Alfred C. Angelone          Director, Chief          March 30, 2000
--------------------------      Executive Officer,
Alfred C. Angelone              and President
                                (principal executive
                                officer and principal
                                accounting officer)

/s/ James P. O'Halloran         Director                 March 30, 2000
--------------------------
James P. O'Halloran


/s/ Alan J. Klitzner            Director                 March 30, 2000
--------------------------
Alan J. Klitzner


/s/ William A. Kulok            Director                 March 30, 2000
--------------------------
William A. Kulok


/s/ Robert L. Voelk             Director                 March 30, 2000
--------------------------
Robert L. Voelk

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders ASA INTERNATIONAL LTD.


     We have audited the accompanying consolidated balance sheets of ASA International Ltd. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of the Company's foreign subsidiary, which statements reflect total assets of approximately $2,056,000 as of December 31, 1999 and total revenues of approximately $2,899,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in the Summary of Significant Accounting Policies, the Company changed its method of recognizing revenue in 1998 with the adoption of Statement of Position 97-2, "Software Revenue Recognition."


/s/ BDO Seidman, LLP


Boston, Massachusetts
March 11, 2000

February 15, 2000


INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
ASA ITALY S.r.l.

We have audited the financial statements of ASA Italy S.r.l., consisting of a balance sheet as at December 31, 1999 and the related statement of operations, income statement, shareholder's equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the reporting schedules are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the reporting schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements referred to above, present fairly, in all material respects, the financial position of ASA Italy S.r.l. at December 31, 1999 and the results of their operations and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.





Fausto Zanon
Partner

Deloitte & Touche, LLP
Treviso, Italy

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                            -------------
                                                         1999            1998
                                                         ----            ----
     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................     $ 2,297,364     $ 4,262,438
     Marketable securities .....................       3,365,737            --
     Receivables -- net ........................       5,326,722       5,187,076
     Other current assets ......................       1,289,170         704,613
     Net assets of CommercialWare division .....            --         1,312,962
     Net assets of SmartTime division ..........       1,411,240            --
                                                     -----------     -----------
TOTAL CURRENT ASSETS ...........................      13,690,233      11,467,089
                                                     -----------     -----------
PROPERTY AND EQUIPMENT:
     Land and buildings ........................       4,192,882       4,018,949
     Computer equipment ........................       2,249,005       3,278,879
     Office furniture and equipment ............       1,162,820         934,032
     Leasehold improvements ....................         142,766          36,574
     Vehicles ..................................         415,991         463,402
                                                     -----------     -----------
                                                       8,163,464       8,731,836

     Accumulated depreciation
       and amortization ........................       3,092,487       3,889,322
                                                     -----------     -----------
NET PROPERTY AND EQUIPMENT .....................       5,070,977       4,842,514
                                                     -----------     -----------
SOFTWARE
  (less cumulative amortization
  of $2,822,289 and $6,480,122) ................       6,034,685       1,908,723

COST EXCEEDING NET ASSETS ACQUIRED
  (less cumulative amortization
  of $1,411,455 and $1,369,222) ................          18,045          60,278

NOTE RECEIVABLE ................................       1,700,000            --

OTHER ASSETS ...................................       1,356,345       1,453,751

                                                     -----------     -----------
                                                     $27,870,285     $19,732,355
                                                     ===========     ===========

See notes to consolidated financial statements.

                                                         December 31,
                                                         ------------
                                                      1999           1998
                                                      ----           ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - bank .......................   $    601,527    $       --
     Note payable - other .......................      3,200,000            --
     Deferred option and license fees ...........      2,460,000            --
     Accounts payable ...........................      1,047,228       1,174,792
     Accrued expenses ...........................      2,514,673       2,735,837
     Accrued commissions ........................        436,584         539,628
     Customer deposits ..........................        514,723         789,705
     Deferred revenue ...........................      2,056,600         726,117
     Current maturities of long-term obligations         114,391         152,571
                                                    ------------    ------------
TOTAL CURRENT LIABILITIES .......................     12,945,726       6,118,650
                                                    ------------    ------------
LONG-TERM OBLIGATIONS,
  NET OF CURRENT MATURITIES .....................      3,915,331       4,067,797
                                                    ------------    ------------
LONG-TERM LIABILITIES - Other ...................        272,220         304,769
                                                    ------------    ------------
DEFERRED INCOME TAXES ...........................        497,000         432,000
                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share: Authorized
    and unissued, 1,000,000 shares,
    60,000 shares of which are designated
    as Series A Junior Participating
    Preferred Stock .............................           --              --
  Common stock, par value
    $.01 per share: Authorized, 6,000,000
    shares; issued 4,384,458 and 4,376,858
    shares; outstanding, 3,084,985 and
    3,348,462 shares ............................         43,845          43,768
  Additional paid-in capital ....................      7,801,387       7,793,774
  Retained earnings .............................      5,131,487       2,964,622
  Accumulated other comprehensive income (loss):
  Foreign currency translation ..................        (10,968)         17,026
  Unrealized loss on marketable securities ......        (26,478)           --
                                                    ------------    ------------
                                                      12,939,273      10,819,190

  Less treasury stock, at cost ..................      2,699,265       2,010,051
                                                    ------------    ------------
                                                      10,240,008       8,809,139
                                                    ------------    ------------
                                                    $ 27,870,285    $ 19,732,355
                                                    ============    ============

See notes to consolidated financial statements ..

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                               --Years Ended December 31,--
                                           1999            1998            1997
                                           ----            ----            ----
REVENUES
  Product licenses ...............   $  6,506,376    $  8,490,301    $  6,177,507
  Services .......................     15,062,870      18,217,434      14,005,494
  Computer and add-on hardware ...      4,053,289       8,760,421       5,323,734
                                     ------------    ------------    ------------
NET REVENUE ......................     25,622,535      35,468,156      25,506,735
                                     ------------    ------------    ------------
COST OF REVENUE
  Product licenses and development      4,456,953       4,650,739       3,326,174
  Services .......................      9,485,924      11,742,580       8,010,547
  Computer and add-on hardware ...      3,219,535       7,626,820       4,992,025
                                     ------------    ------------    ------------
TOTAL COST OF REVENUE ............     17,162,412      24,020,139      16,328,746
                                     ------------    ------------    ------------
EXPENSES
  Marketing and sales ............      4,356,610       5,577,389       4,487,320
  General and administrative .....      3,570,022       4,002,374       2,974,900
  Amortization of goodwill .......         42,234         336,183         230,360
                                     ------------    ------------    ------------
TOTAL EXPENSES ...................      7,968,866       9,915,946       7,692,580
                                     ------------    ------------    ------------
EARNINGS FROM OPERATIONS .........        491,257       1,532,071       1,485,409
INTEREST EXPENSE .................       (386,396)       (603,299)       (419,039)
INTEREST INCOME ..................        508,793         140,837          90,780
GAIN ON SALE OF COMMERCIALWARE ...      3,824,420            --              --
OTHER EXPENSE, NET ...............       (183,237)           --          (184,000)
EQUITY IN LOSS FROM AFFILIATE ....       (165,972)           --              --
                                     ------------    ------------    ------------
EARNINGS BEFORE
   INCOME TAXES ..................      4,088,865       1,069,609         973,150

INCOME TAXES .....................      1,922,000         653,000         585,000
                                     ------------    ------------    ------------

NET EARNINGS .....................   $  2,166,865    $    416,609    $    388,150
                                     ============    ============    ============

BASIC EARNINGS PER
  COMMON SHARE:
    NET EARNINGS .................   $        .67    $        .12    $        .12
                                     ============    ============    ============

DILUTED EARNINGS PER
  COMMON SHARE:
    NET EARNINGS .................   $        .63    $        .11    $        .11
                                     ============    ============    ============

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               --Years Ended December 31,--
                                             1999            1998         1997
                                             ----            ----         ----
NET INCOME ..........................   $ 2,166,865    $   416,609   $   388,150
OTHER COMPREHENSIVE INCOME (LOSS)
  NET OF INCOME TAX:
Foreign currency translation ........       (27,994)        17,026          --
Unrealized loss on
      marketable securities .........       (26,478)          --            --
                                        -----------    -----------   -----------
COMPREHENSIVE INCOME ................   $ 2,112,393    $   433,635   $   388,150
                                        ===========    ===========   ===========


See notes to consolidated financial statements.

ASA INTERNATIONAL LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Accumu-
                                                                                lated
                                                                                Other
                            Common Stock         Additional                     Compre-           Treasury Stock
                       ----------------------     Paid-in        Retained       hensive     -------------------------
                         Shares      Amount       Capital        Earnings       Income        Shares         Amount         Total
                       ---------   ---------   ------------   ------------    -----------   ---------    ------------   -----------
BALANCES,
  1/1/97 ............  3,984,237   $  39,842   $  7,344,564   $  2,159,863    $     --        795,396    $ (1,532,442)  $ 8,011,827
Exercise of
  stock
  options ...........      8,143          82          7,847           --            --           --              --           7,929
Issuance of
  contingent
  shares ............    104,122       1,041         51,870           --            --           --              --          52,911
Purchase of
  Treasury
  Stock .............       --          --             --             --            --         23,000         (53,255)      (53,255)
Repurchase of
  stock
  options ...........       --          --          (10,000)          --            --           --              --         (10,000)
Net earnings ........       --          --             --          388,150          --           --              --         388,150
                      ----------   ---------   ------------   ------------    ----------   ----------    ------------    ----------
BALANCES,
  12/31/97 ..........  4,096,502      40,965      7,394,281      2,548,013          --        818,396      (1,585,697)    8,397,562
Exercise of
  stock
  options ...........        210           2            205           --            --           --              --             207
Issuance of
  contingent
  shares ............     80,146         801         26,288           --            --           --              --          27,089
Purchase of
  Treasury
  Stock .............       --          --             --             --            --        210,000        (424,354)     (424,354)


Issuance of
  shares for
  Cedes
  acquisition            200,000       2,000        373,000           --            --           --              --         375,000
Net earnings ........       --          --             --          416,609          --           --              --         416,609
Foreign
  currency
  translation .......       --          --             --             --          17,026         --              --          17,026
                      ----------   ---------   ------------   ------------    ----------   ----------    ------------    ----------
BALANCES,
12/31/98 ............  4,376,858      43,768      7,793,774      2,964,622        17,026    1,028,396      (2,010,051)    8,809,139



Exercise of
  stock
  options ...........      7,600          77          7,613           --            --           --              --           7,690
Purchase of
  Treasury
  Stock .............       --          --             --             --            --        271,077        (689,214)     (689,214)
Net earnings ........       --          --             --        2,166,865          --           --              --       2,166,865
Foreign
  currency
  translation .......       --          --             --             --         (27,994)        --              --         (27,994)
Unrealized
  loss on
  marketable
  securities ........       --          --             --             --         (26,478)        --              --         (26,478)
                      ----------   ---------   ------------   ------------    ----------   ----------    ------------    ----------

                       4,384,458   $  43,845   $  7,801,387   $  5,131,487    $(  37,446)   1,299,473    $( 2,699,265)  $10,240,008
                      ==========   =========   ============   ============    ==========   ==========    ============   ===========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 --Years Ended December 31,--
                                              1999             1998          1997
                                              ----             ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings .........................   $ 2,166,865    $   416,609    $   388,150
                                          -----------    -----------    -----------
  Adjustments  to  reconcile  net
     earnings to net cash
     provided  by  operating
  activities:
   Depreciation and amortization ......     1,735,286      2,316,093      1,864,730
   Deferred taxes .....................        65,000       (184,000)       236,000
   Doubtful receivables provision .....       348,538        203,131        125,381
   Gain on sale of CommercialWare .....    (3,824,420)          --             --
   Changes in assets and liabilities,
   net of effects of acquisitions:
    Receivables .......................      (430,991)    (2,383,472)    (2,298,020)
    Other current assets ..............      (601,710)       171,153        (91,605)
    Accounts payable ..................      (162,825)    (1,274,586)       902,988
    Accrued expenses ..................      (601,084)     3,416,443        629,577
    Customer deposits .................      (302,346)       450,277        119,640
    Deferred revenue ..................     2,647,606        473,952          7,192
                                          -----------    -----------    -----------
   Total adjustments ..................    (1,126,946)     3,188,991      1,495,883
                                          -----------    -----------    -----------
 Net cash provided by operating
  activities ..........................     1,039,919      3,605,600      1,884,033
                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment ..      (717,521)    (1,040,547)      (249,743)
 Additions to software ................       (90,817)        (8,283)       (39,967)
 Increases in sales-type leases .......          (575)          (582)          --
 Cash received from divestiture,
  net of cash paid ....................     3,437,382         98,272           --
 Cash paid in acquisition
  of Design Data Systems ..............    (5,094,507)          --             --
 Additions to marketable securities ...    (3,392,215)          --             --
 Other assets .........................        83,574       (350,893)       257,623
                                          -----------    -----------    -----------
 Net cash used for investing
  activities ..........................    (5,774,679)    (1,302,033)       (32,087)
                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank notes ....       481,473           --         (795,000)
 Increase in note payable - other           3,200,000           --             --
 Reduction in long-term debt ..........      (142,939)    (2,084,463)      (643,042)
 Increase in long-term debt ...........          --        3,182,042        250,000
 Decrease in long-term liabilities ....       (32,549)        (8,748)          --
 Issuance of common stock .............         7,690            207          7,929
 Purchase of Treasury Stock ...........      (689,214)      (424,354)       (53,255)
 Repurchase of stock options ..........          --             --          (10,000)
                                          -----------    -----------    -----------

 Net cash provided by (used for)
  financing activities ................     2,824,461        664,684     (1,243,368)
                                          -----------    -----------    -----------
 EFFECT OF EXCHANGE RATES ON
 CASH & CASH EQUIVALENTS ..............       (54,775)        11,370           --
                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS:
 Net increase (decrease) ..............    (1,965,074)     2,979,621        608,578
 Balance, beginning of year ...........     4,262,438      1,282,817        674,239
                                          -----------    -----------    -----------
Balance, end of year ..................   $ 2,297,364    $ 4,262,438    $ 1,282,817
                                          ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION.

INVESTING AND FINANCING ACTIVITIES:

During 1997, the Company acquired $102,634 of equipment through a capital lease transaction.

During 1998 and 1997, the Company issued contingently issuable common stock in the amount of $27,089 and $52,911.

Acquisitions:

During 1999, the Company acquired substantially all the assets of Design Data Systems Corporation. Assets acquired, liabilities assumed and consideration paid for this acquisition were as follows:

     Fair value of assets acquired  $ 7,776,332
     Liabilities assumed             (2,681,825)
                                    ------------
     Net cash paid                  $ 5,094,507
                                    ============

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

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998, 1997

A.  Summary of Significant Accounting Policies:

Business description and principles of consolidation

     The Company develops, markets, and provides services for its proprietary enterprise software products and distributes computer hardware to its software customers. The Company considers its operations to be a single reporting segment. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., and ASA Italy S.r.l., after elimination of all material inter-company balances and transactions.


Cash equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. On a cash basis, interest income received approximates the amounts reported on the statements of operations. The Company had approximately $864,000 and $2,473,000 invested in money market funds at December 31, 1999 and 1998, respectively.

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

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marketable securities

     At December 31, 1999 the Company holds an investment in a senior, secured, floating rate loan, mutual fund. The Company accounts for this investment as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity.

At December 31, 1999, the fair market value of this investment was approximately $3,366,000. Accumulated unrealized losses for the year ended December 31, 1999 were approximately $26,000.

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

Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $519,000, $653,000, and $513,000 in the years ending December 31, 1999, 1998, and 1997, respectively.

Costs exceeding net assets acquired

     Costs exceeding net assets of businesses acquired are amortized on a straight-line basis over periods of 10 and 20 years. On an annual basis, the Company reviews the carrying value of the costs exceeding net assets acquired against projections of undiscounted cash flows and, if necessary, records impairment.

Revenue recognition

     The Company is engaged as a seller and licensor of software. Effective January 1, 1998, the Company adopted Statement of Position ("SOP 97-2"), "Software Revenue Recognition" for purposes of recognizing revenue on software transactions. In accordance with SOP 97-2, revenue is recognized when all of the following are met: pervasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed and determinable; and collectibility is probable. For multiple-element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple-element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant

ASA  INTERNATIONAL  LTD.  AND  SUBSIDIARIES  NOTES  TO  CONSOLIDATED   FINANCIAL
STATEMENTS (continued)

modification or customization, revenue is recognized on the percentage-of-completion method. The effect of adopting SOP 97-2 on the 1998 Statement of Operations was to decrease income before income taxes and net income by approximately $446,000 and $174,000, respectively.

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

Software

     The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. Total amortization of software charged to operations was approximately $1,305,000, $1,446,000, and $1,201,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Income taxes

     Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Comprehensive income

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes
rules  for  the   reporting  of   comprehensive   income  and  its   components.
Comprehensive income consists of net income, foreign currency translation adjustments and unrealized loss on marketable securities and is presented in the consolidated statements of comprehensive income. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

Net earnings per share

     The Company follows SFAS No. 128 "Earnings per Share." Under SFAS 128, Basic Earnings Per Share (EPS) excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

Foreign currency translation

     The Company has determined that the local currency of its Italian Subsidiary is the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of shareholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

New Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

   Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


B.  Business Acquisitions and Divestitures:

Acquisitions

     In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to that certain Asset Purchase Agreement (the "Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Effective Date").

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

     Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company has entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to
Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company has reserved the right to exchange certain software and related intellectual property of Seller (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date between the Company, Seller and SQL (the "Assignment"). The Exchange Agreement provides the Company with the option to purchase the Replacement Property within twelve months of the Closing Date for a purchase price of $4,300,000 plus interest incurred by SQL on the promissory note due November 3, 2000. On the closing Date, the following actions were completed:

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

     Due to the existence of the Exchange Agreement between the Company and SQL, the Company obtained control of the net assets of Design Data Systems. Accordingly, the Company recorded the acquisition of Design Data Systems by SQL as if the purchase had been completed by the Company at a purchase price consisting of the $4,300,000 promissory note with SQL, the $700,000 payment to Design Data Systems, the assumption of certain liabilities of Design Data Systems and direct costs of the acquisition. The net assets acquired consisting of approximately $5,900,000 of software, $1,700,000 of other assets, and the assumption of approximately $2,500,000 of liabilities were recorded at their fair values based on the Company's estimate of these values.

     The Company anticipates that it will seek to complete a like-kind exchange involving the Replacement Property on or before November 3, 2000, although there can be no assurance that such an exchange will be completed.

     Unaudited pro forma consolidated revenues, net income and net income per basic and diluted share for the years ended December 31, 1999 and 1998, would have been approximately as follows if the 1999 acquisition had occurred on January 1, 1998. The unaudited pro forma financial information is not necessarily indicative of future results of operations of the Company because it does not give effect to what might have occurred had the restructured and combined operations been functioning on January 1, 1998.

                                            Years Ended December 31,
                                            ------------------------
                                               1999          1998
                                               ----          ----
Revenues                                  $30,775,000  $42,381,000
Net income                                  2,333,000      305,000
Net income per share:
   Basic                                         $.72         $.09
   Diluted                                       $.68         $.08

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

Divestitures

     In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 note with interest at 7.06% maturing March 2003, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Company did not reflect the $500,000 Junior Note as part of the proceeds due to the uncertainty of the ultimate collection of this Note. Through December 31, 1999, the Company had collected approximately $255,000 on the Junior Note which is recorded as Income in the 1999 Statement of Operations. A pretax gain on the sale of CWI of approximately $3,824,000 is included in the Consolidated Statement of Operations for the year ended December 31, 1999. Financial data relative to the CWI operation is as follows:

                                                Year Ended December 31,
                                              --------------------------
                                                  1998          1997
                                                  ----          ----
    Revenues                                  $10,776,000    $7,603,000
    Net earnings                                  278,000       553,000
    Basic earnings per share                          .08           .17
    Diluted earnings per share                        .08           .16

Assets applicable to CWI, net of related liabilities assumed, have been segregated in the December 31, 1998 balance sheet and shown as net assets of CommercialWare division.

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
                                                ============

     In November 1998, the Company entered into a joint venture agreement with a third party whereby the Company will sell and support software products in the United States and Canada. The Company had agreed to provide $500,000 in funding for this venture. No activity occurred under the joint venture agreement during 1998. During 1999, the Company contributed approximately $156,000 in funding to the venture. In January 2000, the joint venture was terminated with all assets, net of liabilities sold to a third party. The Company received a payment of $17,500 in January 2000 with a payment of $52,500 plus interest at 6% due on or before December 31, 2000. The Company has recorded a loss of approximately $86,000 in Other Expense, net in the Consolidated Statements of Operations for the year ended December 31, 1999.

     In December 1996, the Company disposed of substantially all of the assets and liabilities of the Company's international trade product line (Product). Product's revenues totaled approximately $6,718,000, or 26%, of total Company revenue for the year ended December 31, 1996. In exchange for the assets of Product and the assumption of its liabilities, the Company received a 16% membership interest in TradePoint Systems, LLC (Trade), the acquiring corporation, and a subordinated promissory note in the face amount of $600,000 from Trade. The note bears interest of 12%, is due on December 31, 2002, and is being repaid in monthly installments of principal and interest of $11,730. Included in other assets at December 31, 1999 and 1998 was the outstanding balance on this note of $369,000 and $460,000, respectively. The remaining 84% interest in Trade is owned by the former President and Director of the Company (Buyer). In exchange for his interest in Trade, Buyer (i) contributed all of the Company's common stock, $.01 par value per share (the "Common Stock") owned by him, totaling 665,597 shares; (ii) assigned to the Company a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Buyer the Company, and the Company's Chief Executive Officer and Chairman; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The Company recorded a loss on the transaction of $322,333, based on the fair value of the consideration received, less the book value of the net assets exchanged. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of the Company by an investment banking firm. The Company's investment in Trade, which is valued at $500,000, is accounted for under the cost method and is included in other assets at December 31, 1999 and 1998.

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

     In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000, with a five-year term at 6% interest (discounted value of $272,000 at 10% interest), and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The note was paid in full during 1995. The DMS shares, originally valued at $334,000, included under the category of other assets at December 31, 1998 and 1997, were written down to a net realizable value of approximately $150,000 during 1997. The writedown of approximately $184,000 is recorded in other expense for the year ended December 31, 1997. In November 1999, the shares were redeemed by DMS for $25,000 with the remaining balance of approximately $125,000 written-off and recorded under Other Expense, net in the Consolidated Statement of Operations for the year ended December 31, 1999.

Option to Purchase

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

     Assets applicable to the SmartTime division net of liabilities assumed have been segregated in the Company's balance sheet at December 31, 1999 and shown as net assets of the SmartTime division. The initial option fee of $1,660,000 and license fees aggregating $800,000 paid by the optionee are included in the accompanying 1999 balance sheet as deferred option and license fees. The results for the operations of this product line are shown in the Consolidated Statements of Operations for the year ended December 31, 1999 under the caption "Equity in Loss from Affiliate."

     A summary of net assets of SmartTime at December 31, 1999 is as follows:

     Current assets                $1,293,103
     Property and equipment           198,237
     Software                         643,923
     Liabilities                     (724,023)
                                   -----------
          Net Assets               $1,411,240
                                   ===========

C.  Receivables:
                                             December 31,
                                             ------------
                                         1999           1998
                                         ----           ----
     Trade                          $4,747,089      $5,198,384
     Amounts due from officers
       and employees                   230,243         204,572
     Other                             739,147          15,340
                                    ----------      ----------
                                     5,716,479       5,418,296
     Less allowance for
       doubtful accounts               389,757         231,220
                                    ----------      ----------
                                    $5,326,722      $5,187,076
                                    ==========      ==========

     Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

     The allowance for doubtful accounts at December 31, 1996 was $92,792. During the three years ended December 31, 1999, 1998, and 1997, the provisions for doubtful accounts were $348,538, $203,131, and $145,886 and write-offs were $190,001, $135,353, and $75,236, respectively.

D.  Notes Payable, Long-Term Obligations, Commitments, and Contingencies:

                                             December 31,
                                             ------------
                                          1999          1998
                                          ----          ----
     Short-term obligations
     Note payable                      $3,200,000     $     -
                                       ==========     ==========

     Long-term obligations

     Term loans                        $  144,310     $  182,041
     Mortgage notes                     3,884,373      3,948,071
     Capital lease obligations              1,039         90,256
                                       ----------     ----------
                                        4,029,722      4,220,368
     Less current maturities              114,391        152,571
                                       ----------     ----------
                                       $3,915,331     $4,067,797
                                       ==========     ==========

The current carrying value of short-term and long-term obligations approximate their fair market value.

Note Payable

     Under the terms of the August 1999 Option to Purchase Agreement for the Company's SmartTime product line, the Company borrowed $3,200,000 at a fixed rate of 5% per annum. The note is due on August 31, 2000. The interest on the note totaling $160,000 was prepaid upon the execution of the Option to Purchase Agreement.

Revolving demand note

     In October 1999, the Company entered into (i) a revolving demand loan agreement with a bank for up to $1,500,000, bearing interest at a rate approximating prime (8.5% at December 31, 1999) minus .5%, which extends through June 30, 2000, and (ii) a $3,000,000 acquisition line of credit under which advances will bear interest at a rate approximating prime minus 1/2% until a conversion date upon which the outstanding principal balance of advances will be amortized on a straight-line basis over five (5) years at a fixed interest rate equal to two and one-quarter (2.25%) over the average yield on US Treasury securities. The acquisition line of credit is available for use by the Company based upon the lesser of $3,000,000 or the sum of 75% of the value (lower of purchase price or appraised value) of any business acquired by the Company. This credit facility requires the Company to maintain stated tangible net worth as well as, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of this agreement. The loans are secured by the personal property of the Company along with a first priority perfected security interest in all business assets acquired by the Company.

     Prior to this arrangement, the Company had a revolving credit agreement for $1,500,000 (which could not exceed 80% of acceptable accounts receivable). The agreement stipulated interest at prime plus .5%. Short-term borrowings under the revolving credit and demand agreements, at and for the year ended December 31, are as follows:


                                              December 31,
                                              ------------
                                     1999          1998         1997
                                     ----          ----         ----

     Balance outstanding at
       December 31                $    -        $    -       $    -
                                  ===========   ===========  ===========
     Interest rate at
       December 31                     -             -          9.50%
                                  ===========   ===========  ===========
     Maximum amount outstanding
       during the year            $    -        $    -       $1,055,000
                                  ===========   ===========  ===========
     Average amount outstanding
       during the year            $    -        $    -       $  337,000
                                  ===========   ===========  ===========
     Weighted average interest
       rate during the year
       based on average
       month-end balances              -             -           9.44%
                                  ===========   ===========  ===========

Term loans

     The term loan outstanding at December 31, 1999, is due on December 31, 2003 and payable in semi-annual installments of approximately $37,000, plus interest at 3.8%.

Mortgage notes

     The Company has three mortgage notes outstanding at December 31, 1999. In September 1998, the Company completed the refinancing of its mortgage related to its Corporate Headquarters in Framingham, Massachusetts. The new mortgage note, in the original amount of $3,000,000, with interest at 7.24% for 10 years provides for monthly principal and interest payments of $20,445 through October 2008 with a final principal payment of approximately $2,638,000 plus interest.

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

     Interest paid was approximately $386,000, $603,000, and $383,000, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through January 2006. Total rent expense charged to operations approximated $433,000, $270,000, and $240,000, in 1999, 1998, and
1997, respectively.

     At December 31, 1999, long-term obligations and minimum rental commitments under noncancellable operating and capital leases with initial terms of one year or more are as follows:

             Capital Leases   Long-Term Obligations  Operating Leases
             --------------   ---------------------  ----------------
     2000         $1,978          $  113,353          $  517,435
     2001           -                107,680             424,377
     2002           -                113,680             365,779
     2003           -                116,647             368,954
     2004           -                 93,084             320,435
     Thereafter     -              3,484,239             182,529
                 -------          ----------          ----------
                   1,978           4,028,683           2,179,509
                 -------          ----------          ----------
       Less
     imputed
     interest        939                -                   -
                 -------          ----------          ----------
                 $ 1,039          $4,028,683          $2,179,509
                 =======          ==========          ==========

     The amount recorded under capital leases included in computer equipment was approximately $172,000 and $358,000, at December 31, 1999 and 1998, respectively. Accumulated depreciation and amortization was approximately $172,000 and $300,000, at December 31, 1999 and 1998, respectively.

E.  Income Taxes (Credits):

Income before income taxes is as follows:

                      Years Ended December 31,
                      ------------------------
                1999           1998          1997
                ----           ----          ----
Domestic   $ 4,397,409    $   922,066   $   973,150
Foreign       (308,544)       147,543          --
           -----------    -----------   -----------
Total ..   $ 4,088,865    $ 1,069,609   $   973,150
           ===========    ===========   ===========



Components of income taxes (credits) are as follows:
                      Years Ended December 31,
                      ------------------------
                   1999          1998          1997
                   ----          ----          ----
Current:
     Federal   $1,290,000   $  394,000    $  108,000
     State .      499,000      308,000       241,000
     Foreign       68,000      135,000          --

Deferred ...       65,000     (184,000)      236,000
               ----------   ----------    ----------
               $1,922,000   $  653,000    $  585,000
               ==========   ==========    ==========



     A non-US subsidiary computes taxes at rates in effect in Italy. Earnings from this subsidiary may also be subject to additional income and withholding taxes when they are distributed as dividends. These earnings are not expected to be remitted because they are permanently reinvested locally by the subsidiary. At December 31, 1999, there were no undistributed earnings of the non-US subsidiary due to cumulative losses.

     On a cash basis, income taxes paid in 1999, 1998, and 1997 were approximately $1,170,000, $633,000, and $64,000, respectively.

     Income taxes are reconciled with the U.S. federal statutory rate as follows:

                                      Years Ended December 31,
                                      ------------------------
                                     1999      1998        1997
                                     ----      ----        ----
 Income taxes at
   U.S. statutory federal rate   $1,390,000  $364,000   $331,000
 State income tax,
   net of federal income
   tax benefit                      284,000   117,000    133,000
 Non-deductible amortization
   of intangibles                    14,000    81,000     78,000
 Foreign tax differential           173,000    85,000       -
 Other, net                          61,000     6,000     43,000
                                  ---------  --------   --------
                                 $1,922,000  $653,000   $585,000
                                  =========  ========   ========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1999 and 1998 are as follows:

                                              1999              1998
                                              ----              ----
     Deferred tax liabilities:
       Software development
         deducted for tax, not book         $ 183,000      $ 833,000
       Differences between book
         and tax basis of property             57,000         29,000
       Deferred gain on CommercialWare        479,000           -
       Deferred gain on divestiture           175,000        175,000
       Other                                    3,000          8,000
                                            ----------     ----------
                                              897,000      1,045,000
                                            ----------     ----------
       Deferred tax assets:
       Tax credit carryforwards                 -            366,000
       Accruals/reserves                      370,000        217,000
       Other                                   30,000         30,000
                                            ----------     ----------
                                              400,000        613,000
                                            ----------     ----------
     Net deferred tax liability             $ 497,000      $ 432,000
                                            ==========     ==========

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

Stock options

     At December 31, 1999, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                          1999        1998       1997
                                          ----        ----       ----
Net income              As reported    $2,166,865   $416,609   $388,150
                        Pro forma       2,119,701   $384,132   $348,771

Basic Earnings
per share               As reported          $.67       $.12       $.12
                        Pro forma            $.66       $.11       $.11

Diluted Earnings
per share               As reported          $.63       $.11       $.11
                        Pro forma            $.62       $.10       $.10

     The Company's four stock option plans, the 1986, 1988, 1993, and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0% for all years, and expected volatility of 46% for 1999 and 1998, and 47% for 1997, risk-free rates ranging from 5.18% to 6.15% for 1999, 5.50% to 5.80% for 1998, and 5.76% to 6.73% for 1997, and expected lives ranging from 12 to 48 months for 1999, 1998, and 1997.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates, is presented below:

                         1999                      1998                     1997
               -----------------------  ------------------------  -----------------------
                     Weighted Average          Weighted Average         Weighted Average
               Shares Exercise Price    Shares  Exercise Price    Shares Exercise Price
               ------ ----------------  ------ -----------------  ------ ----------------
Outstanding
 at beginning
 of year       415,752     $1.17        359,749     $1.05         366,097     $1.37
Granted         90,000      2.50         60,300      1.90          22,700      1.46
Exercised        7,600      1.16            210      1.00           8,143       .97
Canceled        47,860      1.86          4,087      1.13          20,905      1.08
               -------                  -------                   -------

Outstanding at
 end of year   450,292     $1.36        415,752     $1.17         359,749     $1.05
               =======     =====        =======     =====         =======     =====
Options
 exercisable
 at year-end   337,518     $1.07        319,735     $1.03         306,799     $1.02
               =======     =====        =======     =====         =======     =====

Weighted-
 average fair
 value of
 options
 granted
 during the
 year                      $1.42                    $1.07                     $ .59
                           =====                    =====                     =====

     As of December 31, 1999, the 450,292 options outstanding under the Plan have exercise prices between $.88 and $2.63, and a weighted-average remaining contractual life of approximately 4 years.

     As of December 31, 1999 the exercisable options outstanding under the Plan have exercise prices between $.88 and $2.63 and a weighted-average remaining contractual life of approximately 3 years.

Common stock reserved

     At December 31, 1999, the Company has reserved 908,792 shares of its common stock for incentive and nonqualified stock options.

G. Earnings per Share:

     The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              1999            1998            1997
                              ----            ----             ----
Denominator:

Denominator for basic
  earnings per share -
  weighted average shares    3,218,291      3,456,362      3,278,689


Effect of dilutive
  securities:

Employee stock options         211,553        178,546        135,919

Contingently issuable
  shares                          -              -            80,146
                            ----------      ----------      ---------

Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares and
  assumed conversions        3,429,844      3,634,908      3,494,754
                            ==========     ===========    ===========

     The following table summarizes securities which were outstanding as of December 31, 1999, 1998, and 1997, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                       Year Ended December 31,
                                       --------------------------
                                   1999           1998           1997
                                   ----           ----           ----
Employee stock options           36,000          3,900          4,000

H. Transactions with Major Suppliers:

     In 1998 and 1997, the Company made significant purchases from two hardware suppliers totaling approximately $2,900,000, and $2,700,000, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. Major Customers:

     The Company had sales to one customer approximating 13% of gross sales for the fiscal year ended December 31, 1997. There were no major customers in 1999 and 1998 from which the Company derived sales in excess of 10%.

J. Geographic Information:

     The following is a summary of selected geographic information as of December 31, 1999, 1998, and 1997.

Revenues:
                              1999            1998             1997
                              ----            ----             ----
United States            $22,200,000      $31,500,000      $25,000,000
Italy                      2,900,000        3,500,000           -
Other                        500,000          500,000          500,000
                         -----------      -----------      -----------
Total                    $25,600,000      $35,500,000      $25,500,000
                         ===========      ===========      ===========

Revenues are attributed to countries based on location of customers.

Long-lived assets:
                              1999            1998             1997
                              ----            ----             ----
United States            $13,543,000      $7,528,000       $9,727,000
Italy                        637,000         737,000             -
                          ----------      ----------       -----------
Total                    $14,180,000      $8,265,000       $9,727,000
                         ===========      ==========       ===========

K. Commitments:

     The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 1999, 1998, and 1997 were approximately $149,000, $132,000, and $62,000, respectively.

     The long-term liability amount outstanding in the December 31, 1999 and 1998 balance sheet represents an employee severance liability as calculated in conformance with Italian law. The liability is computed on the basis of: the category of employee, their length of service, annual compensation, and includes the effect of inflation. The Company's liability under the law is fully accrued at December 31, 1999 and 1998.