Form 10-Q
period 2000-03-31
ASA INTERNATIONAL LTD
filed 2000-05-12
CIK 793961

ASA INTERNATIONAL LTD.
                                 10 Speen Street
                         Framingham, Massachusetts 01701

                                 (508) 626-2727




May 12, 2000



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Attention:  Filing Desk


         RE:      ASA INTERNATIONAL LTD.
                  SEC FILE NO. 0-14741


Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of ASA International Ltd. (the "Company") is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

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


  For Quarter Ended: March 31, 2000           Commission File Number:   O-14741

                             ASA International Ltd.

             (Exact name of Registrant as specified in its Charter)



            Delaware                                            02-0398205
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)



     10 Speen Street, Framingham, MA                      01701
     -------------------------------                   ----------
 (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
                                                   ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:   _X _    No: ___


As of March 31, 2000, there were 3,206,285 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,     December 31,
                                                         2000            1999
                                                     -----------     -----------
                                                      (Unaudited)
          ASSETS

CURRENT ASSETS:
   Cash and Cash equivalents                         $ 1,300,659     $ 2,297,364
   Marketable securities                               2,395,264       3,365,737
   Receivables - net                                   5,608,131       5,326,722
   Other current assets                                1,972,686       1,289,170
   Net assets of SmartTime division                      836,611       1,411,240
                                                     -----------     -----------

TOTAL CURRENT ASSETS                                  12,113,351      13,690,233

PROPERTY AND EQUIPMENT (less
   depreciation of $3,216,463 and
   $3,092,487, respectively)                           5,121,501       5,070,977

SOFTWARE (less amortization of
   $3,203,337 and $2,822,289, respectively)            5,784,036       6,034,685

COST EXCEEDING NET ASSETS ACQUIRED
   (less amortization of $ 1,415,966
   and $1,411,455, respectively)                          13,534          18,045

NOTE RECEIVABLE                                        1,700,000       1,700,000

OTHER ASSETS                                           1,320,599       1,356,345
                                                     -----------     -----------

                                                     $26,053,021     $27,870,285
                                                     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

            ASA INTERNATIONAL LTD. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2000           1999
                                                      -----------  -------------
                                                      (Unaudited)
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable - bank                            $    355,395    $    601,527
   Note payable - other                               3,200,000       3,200,000
   Deferred option and license fees                   2,460,000       2,460,000
   Accounts payable                                     661,364       1,047,228
   Accrued expenses                                   2,448,029       2,951,257
   Deferred revenue                                   1,983,450       2,056,600
   Other current liabilities                            452,702         629,114
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                            11,560,940      12,945,726

LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                 3,910,711       3,915,331

LONG-TERM LIABILITES - OTHER                            241,214         272,220

DEFERRED TAXES                                          497,000         497,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock                                          45,058          43,845
   Additional paid-in capital                         7,921,143       7,801,387
   Retained earnings                                  4,591,221       5,131,487
   Accumulated other comprehensive
      income (loss):
   Foreign currency translation                         (11,545)        (10,968)
   Unrealized loss on marketable securities              (3,456)        (26,478)
                                                   ------------    ------------

                                                     12,542,421      12,939,273
Less: treasury stock, at cost                         2,699,265       2,699,265
                                                   ------------    ------------

                                                      9,843,156      10,240,008
                                                   ------------    ------------

                                                   $ 26,053,021    $ 27,870,285
                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------------------------
                                                            (Unaudited)
REVENUE
   Services                                       $ 3,517,432       $ 3,748,324
   Product licenses                                 1,473,397         1,585,160
   Computer and add-on hardware                       332,434         1,073,379
                                                  -----------       -----------

NET REVENUE                                         5,323,263         6,406,863
                                                  -----------       -----------

COST OF REVENUE
   Services                                         2,130,189         2,185,876
   Product licenses and development                 1,130,413           880,342
   Computer and add-on hardware                       295,124           814,707
                                                  -----------       -----------

TOTAL COST OF REVENUE                               3,555,726         3,880,925
                                                  -----------       -----------

EXPENSES
   Marketing and sales                              1,200,289         1,143,466
   General and administrative                       1,158,100           830,061
   Amortization of goodwill                             4,511            11,031
                                                  -----------       -----------

TOTAL EXPENSES                                      2,362,900         1,984,558
                                                  -----------       -----------

EARNINGS (LOSS) FROM OPERATIONS                      (595,363)          541,380

INTEREST EXPENSE - NET                                (18,064)          (68,108)
OTHER INCOME - NET                                    320,790         3,822,105
EQUITY IN LOSS FROM AFFILIATE                        (574,629)             --
                                                  -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                  (867,266)        4,295,377

INCOME TAXES (BENEFIT)                               (327,000)        2,582,000
                                                  -----------       -----------

NET EARNINGS (LOSS)                               $  (540,266)      $ 1,713,377
                                                  ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                             $     (0.17)      $      0.51
                                                  ===========       ===========

DILUTED                                           $     (0.17)      $      0.48
                                                  ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         2000           1999
                                                    ---------------------------
                                                            (Unaudited)
NET INCOME (LOSS)                                    $  (540,266)   $ 1,713,377
OTHER COMPREHENSIVE INCOME
   NET OF INCOME TAX:
      Foreign currency translation                          (577)        (1,445)
      Unrealized gain on marketable securities            23,022           --
                                                     -----------    -----------

COMPREHENSIVE INCOME (LOSS)                          $  (517,821)   $ 1,711,932
                                                     ===========    ===========









See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         2000           1999
                                                    ---------------------------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                               $  (540,266)   $ 1,713,377
                                                     -----------    -----------

   Adjustments to reconcile net earnings
      to net cash used for operating activities:
         Depreciation and amortization                   532,342        301,862
         Changes in assets and liabilities            (1,486,066)     1,453,422
         Gain on sale of product line                       --       (3,824,420)
                                                     -----------    -----------

                  Total adjustments                     (953,724)    (2,069,136)
                                                     -----------    -----------

   Net cash used for operating activities             (1,493,990)      (355,759)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                  (195,641)      (214,351)
   Additions to software                                (130,399)          --
   Increase in sales-type leases                          (7,442)       (12,890)
   Cash received in divestiture                             --        3,437,382
   Reduction in securities                               993,495           --
   Other assets                                           34,081         26,039
                                                     -----------    -----------

   Net cash provided by investing activities             694,094      3,236,180
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in long-term debt                           (286,194)       (45,655)
   Decrease in long-term liabilities                     (31,006)       (12,802)
   Purchase of treasury stock                               --          (90,228)
   Issuance of common stock                              120,969          2,152
                                                     -----------    -----------

   Net cash used for financing activities               (196,231)      (146,533)
                                                     -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH
   AND CASH EQUIVALENTS                                     (578)        21,556
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                              (996,705)     2,755,444
   Balance, beginning of year                          2,297,364      4,262,438
                                                     -----------    -----------

   Balance, end of period                            $ 1,300,659    $ 7,017,882
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2000 and March 31, 1999, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



Note 2 - Earnings per Share
---------------------------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                            Three Months Ended
                                                                 March 31,
                                                       --------------------------
                                                             2000          1999
                                                       ------------    ----------
Numerator:
   Net income (loss)                                   $   (540,266)   $1,713,377
                                                       ============    ==========

Numerator for diluted earnings (loss) per share -
   income available to common shareholders             $   (540,266)   $1,713,377
                                                       ============    ==========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                                3,196,574     3,344,073

Effect of dilutive securities:
   Employee stock options                                      --         196,071
                                                       ------------    ----------

Dilutive potential common shares
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                 3,196,574     3,540,144
                                                       ============    ==========

Basic Earnings (Loss) per share                        $      (0.17)   $     0.51
                                                       ============    ==========

Diluted Earnings (Loss) per share                      $      (0.17)   $     0.48
                                                       ============    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

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

                              Results of Operations

                              First Quarter of 2000
                                   compared to
                              First Quarter of 1999

                                                    (000's omitted)
                                       --------------------------------------------
                                             Revenue          Increase / (Decrease)
                                       ------------------    ----------------------
                                         2000       1999      Amount    Percentage
                                       -------    -------    --------   -----------
Services                               $ 3,517    $ 3,748    $  (231)         (6%)
Product licenses                         1,473      1,585       (112)         (7%)
Computer and add-on hardware               333      1,074       (741)        (69%)
                                       -------    -------    -------

   Net revenue                         $ 5,323    $ 6,407    $(1,084)        (17%)
                                       =======    =======    =======     ==========

REVENUE
-------

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, ERP (enterprise resource planning) and e-Business management software markets. The Company entered the enterprise management software market in November 1999 with the acquisition of the business of Design Data Corporation, a Florida corporation. The Company has renamed this product line, formerly known as SQL* Time, Khameleon Software. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $1,084,000, or 17%, for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. Revenue from existing businesses increased by approximately $304,000, or 6% for the period, when approximately $1,388,000 in revenue from the Company's SmartTime product line for the quarter ended March 31, 1999 is excluded. Approximately $2,083,000 of the change in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $112,000, or 7%, for the quarter ended March 31, 2000, compared to the same period in 1999. Product license revenue from existing businesses increased by approximately $289,000, or 24%, for the period, when compared to 1999, and the product license revenue from the SmartTime product line of approximately $401,000 for the 1999 period is excluded.
Approximately $712,000 of the change in product license revenue from existing business is from the Khameleon product line for which there is no comparable amount in 1999.

Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $231,000, or 6%, for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. Service revenue from existing businesses increased by approximately $708,000, or 25%, for the period, when compared to 1999, and the service revenue from the SmartTime product line of approximately $939,000 for the 1999 period is excluded. Approximately $1,371,000 of the change in service revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in service revenue for the year ended December 31, 1999.

Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $741,000, or 69%, for the quarter ended March 31, 2000, compared to the same period in 1999. Hardware revenue from existing businesses decreased by approximately $692,000, or 68% for the period, when approximately $49,000 hardware revenues from the Company's SmartTime product line for the 1999 period is excluded.

COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $250,000 for the quarter ended March 31, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $600,000, or 113% for the quarter when compared to 1999, and the cost of product licenses and development from the SmartTime product line for the 1999 period is excluded. Approximately $557,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $56,000 for the quarter ended March 31, 2000, compared to the same period in 1999. The gross margin percentage for services for the quarter ended March 31, 2000 decreased to approximately 39% from 42% of revenue from services in 1999. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $520,000, or 64%, for the quarter ended March 31, 2000, compared to the prior period. The cost of hardware revenue from existing businesses decreased by approximately $487,000, or 62%, when the cost of hardware from the Company's SmartTime product line is excluded from the results for the quarter ended March 31, 1999. The decrease in dollar amount for the cost of hardware revenues for the quarter ended March 31, 2000 was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales decreased to 11% for the quarter ended March 31, 2000, from 24% in the same period in 1999. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $57,000, or 5%, for the quarter ended March 31, 2000, compared to the same period in 1999. The change in marketing and sales expenses reflects the increased sales and marketing expenses from the newly acquired Khameleon Software product line partially offset by the elimination of the marketing and sales expenses of the SmartTime product line.

General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $328,000, or 40%, for the quarter ended March 31, 2000, compared to the same period in 1999. The change primarily reflects increased general and administrative expenses from the newly acquired Khameleon Software product line partially offset by the elimination of the expenses related to the SmartTime product line.

The net loss for the quarter ended March 31, 2000 was approximately $540,000, as compared to net earnings of approximately $1,713,000 for the same period in 1999. The change results from a decrease in earnings from operations of $1,136,000, a loss from the equity in earnings from affiliate of approximately $575,000, and a decrease in other income, net of approximately $3,501,000, partially offset by a decrease in interest expense, net of approximately $50,000 and a decrease in income tax expense of approximately $2,909,000. Other income, net for the quarter ended March 31, 1999 included a pretax gain of approximately $3,824,000 on the sale of the Company's CommercialWare division.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at March 31, 2000 of approximately $1,301,000, a decrease of approximately $997,000 from December 31, 1999. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, and an acquisition line of credit of $3,000,000, both of which were available at March 31, 2000. At March 31, 2000, the Company had approximately $2,395,000 invested in marketable securities, a decrease of approximately $970,000 from December 31, 1999.

In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Closing Date").

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



Item 3.   Quantitative And Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and investment changes.

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

Foreign Currency Risk. International revenues from the Company's foreign subsidiary and other foreign sources were approximately 11% of all revenues. International sales are made primarily from the

Company's foreign subsidiary in Italy and are denominated in the local currency. Accordingly, the foreign subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on the Company in the first quarters of 2000 and 1999 was not material.

Investment Risk. The Company has invested, and may invest in the future, in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired.

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -

              The following exhibits are filed with this report:

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K -

              On January 18, 2000, the Company filed the financial statements and proforma financial information of its acquired business, Design Data Systems Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ASA International Ltd.
                                               ----------------------
                                                   (Registrant)




5/12/00                                        /s/ Alfred C. Angelone
-------                                        ----------------------
(Date)                                                (Signature)
                                               Alfred C. Angelone
                                               Chief Executive Officer





5/12/00                                        /s/ Terrence C. McCarthy
-------                                        ------------------------
(Date)                                                 (Signature)
                                               Terrence C. McCarthy
                                               Vice President and Treasurer