Form 10-Q
period 2000-06-30
ASA INTERNATIONAL LTD
filed 2000-08-15
CIK 793961

ASA INTERNATIONAL LTD.
                                 10 Speen Street
                         Framingham, Massachusetts 01701

                                 (508) 626-2727






August 14, 2000





Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Attention:  Filing Desk


                  RE:  ASA INTERNATIONAL LTD.
                          SEC FILE NO. 0-14741


Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of ASA International Ltd. (the "Company") is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

This filing is being effected by direct transmission to the Commission's Operational EDGAR System.

Very truly yours,

ASA INTERNATIONAL LTD.


/s/ Terrence C. McCarthy


Terrence C. McCarthy
Vice President and Treasurer

TCM/mb

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ended: June 30, 2000                 Commission File Number: O-14741


                             ASA International Ltd.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)



            Delaware                                          02-0398205
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)



    10 Speen Street, Framingham, MA                                01701
----------------------------------------                         ---------
 (Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: __X__         No: _____



As of June 30, 2000, there were 3,129,585 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              June 30, December 31,
                                                              June 30,    December 31,
                                                                2000          1999
                                                            -----------   -----------
                                                            (Unaudited)
          ASSETS

CURRENT ASSETS:
   Cash and Cash equivalents                                $ 1,976,377   $ 2,297,364
   Marketable securities                                        899,363     3,365,737
   Receivables - net                                          4,869,563     5,326,722
   Other current assets                                       2,680,105     1,289,170
   Net assets of SmartTime division                             488,383     1,411,240
                                                            -----------   -----------

TOTAL CURRENT ASSETS                                         10,913,791    13,690,233

PROPERTY AND EQUIPMENT (less
   depreciation of $3,324,717 and
   $3,092,487, respectively)                                  5,026,917     5,070,977

SOFTWARE (less amortization of
   $3,563,830 and $2,822,289, respectively)                   5,728,397     6,034,685

COST EXCEEDING NET ASSETS ACQUIRED
   (less amortization of $ 1,420,478
   and $1,411,455, respectively)                                  9,023        18,045

NOTE RECEIVABLE                                               1,700,000     1,700,000

OTHER ASSETS                                                  1,298,441     1,356,345
                                                            -----------   -----------

                                                            $24,676,569   $27,870,28
                                                            ===========   ===========

See Notes to Condensed Consolidated Financial Statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                    2000           1999
                                              ------------    ------------
                                                (Unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable - bank                       $    319,527    $    601,527
   Note payable - other                          3,200,000       3,200,000
   Deferred option and license fees              2,460,000       2,460,000
   Accounts payable                                793,211       1,047,228
   Accrued expenses                              2,191,818       2,951,257
   Deferred revenue                              1,365,265       2,056,600
   Other current liabilities                       686,635         629,114
                                              ------------    ------------
TOTAL CURRENT LIABILITIES                       11,016,456      12,945,726

LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                            3,873,836       3,915,331

LONG-TERM LIABILITES - OTHER                       240,631         272,220

DEFERRED TAXES                                     497,000         497,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock                                     45,091          43,845
   Additional paid-in capital                    7,929,459       7,801,387
   Retained earnings                             4,040,063       5,131,487
   Accumulated other comprehensive
      loss:
   Foreign currency translation                    (13,745)        (10,968)
   Unrealized loss on marketable securities         (3,796)        (26,478)
                                              ------------    ------------

                                                11,997,072      12,939,273
Less: treasury stock, at cost                    2,948,426       2,699,265
                                              ------------    ------------
                                                 9,048,646      10,240,008
                                              ------------    ------------
                                              $ 24,676,569    $ 27,870,285
                                              ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                                 June 30,
                                       --------------------------
                                           2000           1999
                                       --------------------------
                                               (Unaudited)
REVENUE
   Services                            $ 3,358,457    $ 4,095,709
   Product licenses                      1,329,468      1,490,971
   Computer and add-on hardware            337,931      1,409,392
                                       -----------    -----------

NET REVENUE                              5,025,856      6,996,072
                                       -----------    -----------
COST OF REVENUE
   Services                              1,970,576      2,370,822
   Product licenses and development      1,364,223      1,194,649
   Computer and add-on hardware            241,722      1,018,343
                                       -----------    -----------

TOTAL COST OF REVENUE                    3,576,521      4,583,814
                                       -----------    -----------
EXPENSES
   Marketing and sales                   1,327,059      1,059,531
   General and administrative              649,585      1,002,212
   Amortization of goodwill                  4,511         11,032
                                       -----------    -----------

TOTAL EXPENSES                           1,981,155      2,072,775
                                       -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS           (531,820)       339,483

INTEREST EXPENSE - NET                       6,891         20,174
EQUITY IN LOSS FROM AFFILIATE             (348,229)          --
                                       -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES       (873,158)       359,657

INCOME TAXES (BENEFIT)                    (322,000)       216,000
                                       -----------    -----------
NET EARNINGS (LOSS)                    $  (551,158)   $   143,657
                                       ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                  $     (0.17)   $      0.04
                                       ===========    ===========

DILUTED                                $     (0.17)   $      0.04
                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                 June 30,
                                       --------------------------
                                           2000           1999
                                       --------------------------
                                               (Unaudited)
REVENUE
   Services                           $  6,875,889    $  7,844,033
   Product licenses                      2,802,865       3,076,131
   Computer and add-on hardware            670,365       2,482,771
                                      ------------    ------------

NET REVENUE                             10,349,119      13,402,935
                                      ------------    ------------
COST OF REVENUE
   Services                              4,100,765       4,556,698
   Product licenses and development      2,494,636       2,074,990
   Computer and add-on hardware            536,846       1,833,051
                                      ------------    ------------
TOTAL COST OF REVENUE                    7,132,247       8,464,739

                                      ------------    ------------
EXPENSES
   Marketing and sales                   2,527,348       2,202,997
   General and administrative            1,807,684       1,832,273
   Amortization of goodwill                  9,023          22,063
                                      ------------    ------------

TOTAL EXPENSES                           4,344,055       4,057,333
                                      ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS         (1,127,183)        880,863
                                      ------------    ------------

INTEREST EXPENSE - NET                     (11,173)        (47,934)
OTHER INCOME - NET                         320,790       3,822,105
EQUITY IN LOSS FROM AFFILIATE             (922,858)           --
                                      ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES     (1,740,424)      4,655,034

INCOME TAXES (BENEFIT)                    (649,000)      2,798,000
                                      ------------    ------------

NET EARNINGS (LOSS)                   $ (1,091,424)   $  1,857,034
                                      ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                 $      (0.34)   $       0.57
                                      ============    ============

DILUTED                               $      (0.34)   $       0.53
                                      ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                              Three Months Ended          Six Months Ended
                                                                  June 30,                     June 30,
                                                        --------------------------    --------------------------
                                                             2000           1999          2000           1999
                                                        --------------------------    --------------------------
                                                                 (Unaudited)                  (Unaudited)

NET INCOME (LOSS)                                       $  (551,158)   $   143,657    $(1,091,424)   $ 1,857,034
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Foreign currency translation                           (2,200)        (8,558)        (2,777)       (10,003)
      Unrealized gain (loss) on marketable securities          (340)          --           22,682           --
                                                        -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                             $  (553,698)   $   135,099    $(1,071,519)   $ 1,847,031
                                                        ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2000           1999
                                                   --------------------------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                             $(1,091,424)   $ 1,857,034

   Adjustments to reconcile net earnings
      to net cash used for operating activities:
         Depreciation and amortization               1,008,467        607,670
         Changes in assets and liabilities          (1,634,708)       416,168
         Gain on sale of product line                     --       (3,824,420)
                                                   ------------   ------------

                  Total adjustments                   (626,241)    (2,800,582)
                                                   ------------   ------------

  Net cash used for operating activities            (1,717,665)      (943,548)
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                (210,510)      (412,196)
  Additions to software                               (435,253)          --
   Increase in sales-type leases                          --          (12,890)
   Cash received in divestiture                           --        3,437,382
   Reduction in securities                           2,481,614           --
   Other assets                                         54,571     (1,841,085)
                                                   ------------   ------------

   Net cash provided by investing activities         1,890,422      1,171,211
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in long-term debt                         (339,535)       (84,623)
   Decrease in long-term liabilities                   (31,588)       (13,781)
   Purchase of treasury stock                         (249,161)      (492,083)
   Issuance of common stock                            129,318          2,294
                                                   ------------   ------------

   Net cash used for financing activities             (490,966)      (588,193)
                                                   ------------   ------------
EFFECT OF EXCHANGE RATES ON CASH
   AND CASH EQUIVALENTS                                 (2,778)        35,163
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                            (320,987)      (325,367)
   Balance, beginning of year                        2,297,364      4,262,438
                                                   ------------   ------------

   Balance, end of period                          $ 1,976,377    $ 3,937,071
                                                   ============  = ===========

See Notes to Condensed Consolidated Financial Statements

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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and six months ended June 30, 2000 and June 30, 1999, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.


Note 2 - Notes Payable - Bank and Debt
--------------------------------------

In July 2000, the Company renewed only its revolving demand loan agreement with a bank for up to $1,500,000 which bears interest at prime plus 1/2%.


Note 3 -  Subsequent Event
--------------------------

The Company is seeking to sell its ERP product line located in Italy. Should the Company not find a buyer for this business within a short period of time, however, it plans to discontinue the operations of this business. The Company is uncertain as to the costs that it may incur in connection with this business unit.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 4 - Earnings per Share
---------------------------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                     June 30,
                                                      ---------------------------   --------------------------
                                                            2000           1999         2000           1999
                                                      ---------------------------   --------------------------
Numerator:
   Net income (loss)                                   $  (551,158)   $   143,657   $(1,091,424)   $ 1,857,034
                                                       ============   ===========   ============   ===========

Numerator for diluted earnings (loss) per share -
   income available to common shareholders             $  (551,158)   $   143,657    (1,091,424)   $ 1,857,034
                                                       ============   ===========   ============   ===========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                               3,175,297      3,264,273     3,186,697      3,282,594

Effect of dilutive securities:
   Employee stock options                                     --          224,958          --          211,639
                                                       ------------   -----------   -----------   ------------
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                3,175,297      3,489,231     3,186,697      3,494,233
                                                       ============   ===========   ============   ===========

asic Earnings (Loss) per share                         $     (0.17)   $      0.04   $     (0.34)   $      0.57
                                                       ============   ===========   ============   ===========

Diluted Earnings (Loss) per share                      $     (0.17)   $      0.04   $     (0.34)   $      0.53
                                                       ============   ===========   ============   ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------------


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

                             Results of Operations

                             Second Quarter of 2000
                                   compared to
                             Second Quarter of 1999

                                                 (000's omitted)
                               --------------------------------------------------------
                                      Revenue                  Increase / (Decrease)
                               ----------------------        --------------------------
                                 2000           1999          Amount          Percentage
                               -------        -------        --------           -------

Services                       $ 3,358        $ 4,096        $  (738)            (18%)
Product licenses                 1,330          1,491           (161)            (11%)
Computer and add-on hardware       338          1,409         (1,071)            (76%)
                               -------        -------        --------

   Net revenue                 $ 5,026        $ 6,996        $(1,970)            (28%)
                               =======        =======        ========           =======



REVENUE
-------

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, ERP (enterprise resource planning) and e-Business management software markets. The Company entered the enterprise management software market in November 1999 with the acquisition of the business of Design Data Corporation, a Florida corporation. The Company has renamed this product line, formerly known as SQL* Time, Khameleon Software. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $1,970,000, or 28%, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. Revenue from existing businesses decreased by approximately $842,000, or 14% for the period, when approximately $1,128,000 in revenue from the Company's SmartTime product line for the three months ended June 30, 1999 is excluded. Approximately $1,798,000 of the change in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $161,000, or 11%, for the three months ended June 30, 2000, compared to the same period in 1999. Product license revenue from existing businesses decreased by approximately $135,000, or 9%, for the period, when compared to 1999, and the product license revenue from the SmartTime product line of approximately $26,000 for the 1999 period is excluded.
Approximately $511,000 of the change in product license revenue from existing business is from the Khameleon product line for which there is no comparable amount in 1999.

Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately
$738,000, or 18%, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. Service revenue from existing businesses increased by approximately $362,000, or 12%, for the period, when compared to 1999, and the service revenue from the SmartTime product line of approximately $1,100,000 for the 1999 period is excluded. Approximately $1,287,000 of the change in service revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in service revenue for the year ended December 31, 1999.

Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $1,071,000, or 76%, for the three months ended June 30, 2000, compared to the same period in 1999. The decrease in hardware revenue was due primarily to decreased unit sales of hardware products by the Company's tire systems produce line.

COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of product license revenues and development increased by approximately $170,000 for the three months ended June 30, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $534,000, or 64% for the three months when compared to 1999, and the cost of product licenses and development from the SmartTime product line of $362,000 for the 1999 period is excluded. Approximately $909,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $400,000 for the three months ended June 30, 2000, compared to the same period in 1999. The gross margin percentage for services for the three months ended June 30, 2000 decreased to approximately 41% from 42% of revenue from services in 1999. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $777,000, or 76%, for the three months ended June 30, 2000, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the three months ended June 30, 2000 was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales remained at approximately 28% for the three months ended June 30, 2000, compared to the same period in 1999. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $268,000, or 25%, for the three months ended June 30, 2000, compared to the same period in 1999. The change in marketing and sales expenses reflects the increased sales and marketing expenses from the newly acquired Khameleon Software product line partially offset by the elimination of the marketing and sales expenses of the SmartTime product line and a decrease in marketing and sales expenses in the tire system product line.

General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $353,000, or 35%, for the three months ended June 30, 2000, compared to the same period in 1999. The change primarily reflects decreased general and administrative expense in all the Company's product lines, partially offset by increased general and administrative expenses from the newly acquired Khameleon Software product line.

The net loss for the three months ended June 30, 2000 was approximately $551,000, as compared to net earnings of approximately $144,000 for the same period in 1999. The change results from a decrease in earnings from operations of $872,000, a loss from the equity in earnings from affiliate of approximately $348,000, and a decrease in interest income, net of approximately $13,000, partially offset by a decrease in income tax expense of approximately $538,000.

                                     Item 2
                                  - continued -

                              Results of Operations

                         Six Months Ended June 30, 2000
                                   compared to
                         Six Months Ended June 30, 1999

                                                (000's omitted)
                               -------------------------------------------------------
                                      Revenue                  Increase / (Decrease)
                               ----------------------       --------------------------
                                 2000           1999         Amount         Percentage
                               -------        -------       --------          -------

Services                       $ 6,876        $ 7,844       $  (968)            (12%)
Product licenses                 2,803          3,076          (273)             (9%)
Computer and add-on hardware       670          2,483        (1,813)            (73%)
                               -------        -------       --------

   Net revenue                 $10,349        $13,403       $(3,054)            (23%)
                               =======        =======       ========          =======


Net revenue. The Company's total revenues decreased by approximately $3,054,000, or 23%, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Revenue from existing businesses decreased by approximately $538,000, or 5% for the period, when approximately $2,516,000 in revenue from the Company's SmartTime product line for the six months ended June 30, 1999 is excluded. Approximately $3,881,000 of the change in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Product licenses. Software license revenues decreased by approximately $273,000, or 9%, for the six months ended June 30, 2000, compared to the same period in 1999. Product license revenue from existing businesses increased by approximately $154,000, or 6%, for the period, when compared to 1999, and the product license revenue from the SmartTime product line of approximately $427,000 for the 1999 period is excluded. Approximately $1,223,000 of the change in product license revenue from existing business is from the Khameleon product line for which there is no comparable amount in 1999.

Services. Service revenues decreased by approximately $968,000, or 12%, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Service revenue from existing businesses increased by approximately $1,092,000, or 19%, for the period, when compared to 1999, and the service revenue from the SmartTime product line of approximately $2,060,000 for the 1999 period is excluded. Approximately $2,658,000 of the change in service revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in service revenue for the year ended December 31, 1999.

Computer and add-on hardware. Hardware revenues decreased by approximately $1,813,000, or 73%, for the six months ended June 30, 2000, compared to the same period in 1999. The decrease in hardware revenue was due primarily to decreased unit sales of hardware products by the Company's tire systems produce line.

COST OF REVENUE
---------------

Product licenses and development. Cost of product license revenues and development increased by approximately $420,000 for the six months ended June 30, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $1,092,000, or 78% for the six months when compared to 1999, and the cost of product licenses and development from the SmartTime product line for the 1999 period is excluded. Approximately $1,466,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. Cost of services decreased by approximately $456,000 for the six months ended June 30, 2000, compared to the same period in 1999. The gross margin percentage for services for the six months ended June 30, 2000 decreased to approximately 40% from 42% of revenue from services in 1999. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues decreased by approximately $1,296,000, or 71%, for the six months ended June 30, 2000, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the six months ended June 30, 2000 was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales decreased to 20% for the six months ended June 30, 2000, from 26% in the same period in 1999. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses increased by $324,000, or 15%, for the six months ended June 30, 2000, compared to the same period in 1999. The change in marketing and sales expenses reflects the increased sales and marketing expenses from the newly acquired Khameleon Software product line partially offset by the elimination of the marketing and sales expenses of the SmartTime product line and a decrease in marketing and sales expenses for the ERP and tire systems product lines.

General and administrative. General and administrative expenses decreased by approximately $25,000, or 1%, for the six months ended June 30, 2000, compared to the same period in 1999. The change primarily reflects increased general and administrative expenses from the newly acquired Khameleon Software product line partially offset by the elimination of the expenses related to the SmartTime product line, and a decrease in general and administrative expenses for the tire and legal systems product lines.

The net loss for the six months ended June 30, 2000 was approximately $1,091,000, as compared to net earnings of approximately $1,857,000 for the same period in 1999. The change results from a decrease in earnings from operations of $2,007,000, a loss from the equity in earnings from affiliate of approximately $923,000, and a decrease in other income, net of approximately $3,501,000, partially offset by a decrease in interest expense, net of approximately $36,000 and a decrease in income tax expense of approximately $3,447,000. Other income, net for the six months ended June 30, 1999 included a pretax gain of approximately $3,824,000 on the sale of the Company's CommercialWare division.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at June 30, 2000 of approximately $1,976,000, a decrease of approximately $321,000 from December 31, 1999. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 available at June 30, 2000. At June 30, 2000, the Company had approximately $899,000 invested in marketable securities, a decrease of approximately $2,466,000 from December 31, 1999.

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

The Optionee paid an initial option fee in the amount of $1,660,000 upon execution of the Option Agreement and a second option fee of $540,000 was paid on August 1, 2000. The option fees are non-refundable to the Optionee in the event that the Optionee does not exercise the option to purchase the SmartTime product line, as to which there can be no assurance. Also under the terms of the Option Agreement, the Optionee has loaned to the Company the sum of $3,200,000 (with respect to which the Company has prepaid $160,000 in interest). In addition, the LLC has agreed to loan the Optionee an amount equal to the net cash of the LLC available after collection of the LLC's accounts receivable and payment of the LLC's accounts payable.

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

Foreign Currency Risk. International revenues from the Company's foreign subsidiary and other foreign sources were approximately 10% of all revenues. International sales are made primarily from the Company's foreign subsidiary in Italy and are denominated in the local currency. Accordingly, the foreign subsidiary uses the local currency as its functional currency. The Company's international business is subject to risk typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on the Company in the first two quarters of 2000 and 1999 was not material.

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

                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On June 21, 2000, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

1. To elect five (5) members to the Board of Directors. Nominees for Director were: (a) Alfred C. Angelone; (b) Alan J. Klitzner; (c) William A. Kulok; (d) James P. O'Halloran; and (e) Robert L. Voelk; and

2. To ratify and confirm the appointment of BDO Seidman, LLP, as the independent accountants for the Company for the fiscal year ending December 31, 2000 ("Proposal No. 2").

3. To adopt and approve an amendment to the Corporation's Certificate of Incorporation to change the Corporation's name to "Vertapro Inc." ("Proposal No. 3").

Of the 4,387,228 shares of the Company's Common Stock of record as of 3/24/00 able to be voted at the Annual Meeting, a total of approximately 3,624,115 shares were voted, or approximately 82.61% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1, No. 2, and No. 3 were adopted with the vote totals as follows:

                                                         Shares
                                          Shares         Voting
                                        Voting For       Against       Withhold
                                        ----------       -------       --------
Proposal
--------

   Proposal No. 1
   --------------

     (a)  Alfred C. Angelone             3,603,175                      20,940
     (b)  Alan J. Klitzner               3,603,694                      20,421
     (c)  William A. Kulok               3,603,934                      20,181
     (d)  James P. O'Halloran            3,613,834                      10,281
     (e)  Robert L. Voelk                3,613,894                      15,221

   Proposal No. 2
   --------------
                                         3,608,158       12,381         3,576

   Proposal No. 3
   --------------
                                         3,584,867       26,812         12,436

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------


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



                                               ASA International Ltd.
                                               ----------------------
                                                   (Registrant)




8/14/00                                        /s/ Alfred C. Angelone
(Date)                                         ----------------------
                                                     (Signature)
                                               Alfred C. Angelone
                                               Chief Executive Officer





8/14/00                                        /s/ Terrence C. McCarthy
(Date)                                         ------------------------
                                                     (Signature)
                                               Terrence C. McCarthy
                                               Vice President and Treasurer