Form 10-Q
period 2000-09-30
ASA INTERNATIONAL LTD
filed 2000-11-13
CIK 793961

ASA INTERNATIONAL LTD.
                                 10 Speen Street
                         Framingham, Massachusetts 01701

                                 (508) 626-2727






November 13, 2000





Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Attention:  Filing Desk

                  RE:  ASA INTERNATIONAL LTD.
                       SEC FILE NO. O-14741


Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of ASA International Ltd. (the "Company") is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

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


For Quarter Ended: September 30, 2000            Commission File Number: O-14741


                             ASA International Ltd.
              ----------------------------------------------------

             (Exact name of Registrant as specified in its Charter)



           Delaware                                           02-0398205
           --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)



    10 Speen Street, Framingham, MA                             01701
    -------------------------------                             -----
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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

Yes: __X__         No: _____



As of September 30, 2000, there were 3,015,397 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,   December 31,
                                                        2000            1999
                                                     ------------    -----------
                                                     (Unaudited)
          ASSETS
          ------
CURRENT ASSETS:

   Cash and Cash equivalents                         $ 1,911,212     $ 2,297,364
   Marketable securities                                  29,750       3,365,737
   Receivables - net                                   3,402,396       5,326,722
   Other current assets                                1,029,728       1,289,170
   Net assets of SmartTime division                         --         1,411,240
   Assets held for future transactions                 2,720,000            --
                                                     -----------     -----------

TOTAL CURRENT ASSETS                                   9,093,086      13,690,233

PROPERTY AND EQUIPMENT (less
   depreciation of $3,312,855 and
   $3,092,487, respectively)                           4,724,282       5,070,977

SOFTWARE (less amortization of
   $3,671,324 and $2,822,289, respectively)            5,064,220       6,034,685

COST EXCEEDING NET ASSETS ACQUIRED
   (less amortization of $1,424,989
   and $1,411,455, respectively)                           4,511          18,045

NOTE RECEIVABLE                                        1,700,000       1,700,000

OTHER ASSETS                                           1,166,644       1,356,345
                                                     -----------     -----------

                                                     $21,752,743     $27,870,285
                                                     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,    December 31,
                                                         2000            1999
                                                     ------------    ------------
                                                      (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable - bank                              $       --      $    601,527
   Note payable - other                                      --         3,200,000
   Deferred option and license fees                          --         2,460,000
   Accounts payable                                       642,816       1,047,228
   Accrued expenses                                     2,187,085       2,951,257
   Deferred revenue                                       727,686       2,056,600
   Other current liabilities                            1,024,848         629,114
                                                     ------------    ------------

TOTAL CURRENT LIABILITIES                               4,582,435      12,945,726

LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                   3,763,350       3,915,331

LONG-TERM LIABILITES - OTHER                                 --           272,220

DEFERRED TAXES                                          1,578,000         497,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock                                            45,109          43,845
   Additional paid-in capital                           7,931,506       7,801,387
   Retained earnings                                    7,175,167       5,131,487
   Accumulated other comprehensive income (loss):
   Foreign currency translation                              --           (10,968)
   Unrealized gain (loss) on marketable securities            850         (26,478)
                                                     ------------    ------------

                                                       15,152,632      12,939,273
Less: treasury stock, at cost                           3,323,674       2,699,265
                                                     ------------    ------------

                 Total shareholders' equity            11,828,958      10,240,008
                                                     ------------    ------------
                                                     $ 21,752,743    $ 27,870,285
                                                     ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                                September 30,
                                      ----------------------------
                                          2000             1999
                                      ----------------------------
                                               (Unaudited)

REVENUE
   Services                           $ 3,089,796      $ 3,233,545
   Product licenses                     1,519,127        1,101,531
   Computer and add-on hardware           366,086          923,533
                                      -----------      -----------

NET REVENUE                             4,975,009        5,258,609
                                      -----------      -----------
 COST OF REVENUE
   Services                             2,131,706        2,350,975
   Product licenses and development     1,239,498          654,992
   Computer and add-on hardware           346,220          733,482
                                      -----------      -----------

TOTAL COST OF REVENUE                   3,717,424        3,739,449
                                      -----------      -----------
EXPENSES
   Marketing and sales                  1,447,784          862,304
   General and administrative             918,713          805,006
   Amortization of goodwill                 4,511           11,032
                                      -----------      -----------

TOTAL EXPENSES                          2,371,008        1,678,342
                                      -----------      -----------

LOSS FROM OPERATIONS                   (1,113,423)        (159,182)

INTEREST EXPENSE - NET                    (36,855)         (32,132)
OTHER INCOME - NET                      6,779,855             --
EQUITY IN LOSS FROM AFFILIATE             (54,473)         (16,828)
                                      -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES     5,575,104         (208,142)

INCOME TAXES (BENEFIT)                  2,440,000         (125,000)
                                      -----------      -----------

NET EARNINGS (LOSS)                   $ 3,135,104      $   (83,142)
                                      ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                 $      1.01      $     (0.03)
                                      ===========      ===========

DILUTED                               $      0.95      $     (0.03)
                                      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Nine Months Ended
                                               September 30,
                                      -----------------------------
                                          2000             1999
                                      -----------------------------
                                               (Unaudited)

REVENUE
   Services                           $  9,965,685      $ 11,077,578
   Product licenses                      4,321,992         4,177,661
   Computer and add-on hardware          1,036,451         3,406,305
                                      ------------      ------------

NET REVENUE                             15,324,128        18,661,544
                                      ------------      ------------
COST OF REVENUE
   Services                              6,232,471         6,907,673
   Product licenses and development      3,734,134         2,729,983
   Computer and add-on hardware            883,066         2,566,531
                                      ------------      ------------

TOTAL COST OF REVENUE                   10,849,671        12,204,187
                                      ------------      ------------

EXPENSES
   Marketing and sales                   3,975,132         3,065,301
   General and administrative            2,726,397         2,637,280
   Amortization of goodwill                 13,534            33,095
                                      ------------      ------------

TOTAL EXPENSES                           6,715,063         5,735,676
                                      ------------      ------------

EARNINGS (LOSS) FROM OPERATIONS         (2,240,606)          721,681

INTEREST EXPENSE - NET                     (48,028)          (80,066)
OTHER INCOME - NET                       7,100,645         3,822,105
EQUITY IN LOSS FROM AFFILIATE             (977,331)          (16,828)
                                      ------------      ------------

EARNINGS BEFORE INCOME TAXES             3,834,680         4,446,892

INCOME TAXES                             1,791,000         2,673,000
                                      ------------      ------------

NET EARNINGS                          $  2,043,680      $  1,773,892
                                      ============      ============

EARNINGS PER COMMON SHARE:
BASIC                                 $       0.65      $       0.55
                                      ============      ============

DILUTED                               $       0.61      $       0.51
                                      ============      ============


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                         -------------------------    -------------------------
                                             2000           1999           2000          1999
                                         -------------------------    -------------------------
                                                (Unaudited)                   (Unaudited)

NET EARNINGS (LOSS)                      $ 3,135,104   $   (83,142)   $ 2,043,680   $ 1,773,892
  OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
    Foreign currency translation              13,745       (45,409)        10,968       (55,412)
    Unrealized gain (loss) on
     marketable securities                     4,646          --           27,328          --
                                         -----------   -----------    -----------   -----------
COMPREHENSIVE EARNINGS (LOSS)            $ 3,153,495   $  (128,551)   $ 2,081,976   $ 1,718,480
                                         ===========   ===========    ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
                                                        -----------------------------
                                                              2000             1999
                                                        -----------------------------
                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                           $ 2,043,680    $ 1,773,892
                                                          -----------    -----------
   Adjustments to reconcile net earnings
      to net cash used for operating activities:
         Depreciation and amortization                      1,521,724        854,878
         Changes in assets and liabilities                  1,842,187      2,608,003
         Gain on sale of product line                      (6,779,855)    (3,824,420)
                                                          -----------    -----------

             Total adjustments                             (3,415,944)      (361,539)
                                                          -----------    -----------
   Net cash used for operating activities                  (1,372,264)     1,412,353
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                       (307,385)      (603,817)
   Additions to software                                     (452,920)       (84,400)
   Reduction in (additions to) marketable securities        3,363,315     (6,220,455)
   Increase in sales-type leases                             (207,776)        (3,051)
   Net cash received from divestiture                       1,696,916      3,437,382
   Additions to assets held for future transactions        (2,720,000)          --
   Other assets                                               283,479        181,061
                                                          -----------    -----------

   Net cash provided by (used for) investing activities     1,655,629     (3,293,280)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                     --        3,200,000
   Decrease in long-term debt                                (120,011)      (119,466)
   Decrease in long-term liabilities                          (53,478)       (27,755)
   Purchase of treasury stock                                (624,409)      (537,349)
   Issuance of common stock                                   131,383          6,383
                                                          -----------    -----------

   Net cash provided by (used for) financing activities      (666,515)     2,521,813
                                                          -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH
   AND CASH EQUIVALENTS                                        (3,002)         3,987
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                   (386,152)       644,873
   Balance, beginning of year                               2,297,364      4,262,438
                                                          -----------    -----------

   Balance, end of period                                 $ 1,911,212    $ 4,907,311
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and nine months ended September 30, 2000 and September 30, 1999, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

Note 2 - Divestitures
---------------------

In September 2000, the Company sold all of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company ("S.r.l.") to management of the S.r.l. for nominal cash consideration. In connection with the sale, S.r.l. acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of S.r.l.

In August 2000, the Company completed the sale of its SmartTime business to InterPro Business Solutions, Inc. (formerly InterPro Expense Systems, Inc.), a Delaware corporation ("InterPro"). Pursuant to an Option to Purchase Agreement dated August 2, 1999 by and between the Company, InterPro, and ASA InterPro SmartTime LLC, a Delaware limited liability company, InterPro exercised its option to purchase the SmartTime business from the LLC for the aggregate purchase price of $7,020,000 less the option fees paid on August 2, 1999 of $1,660,000 and $540,000 paid on August 1, 2000. The terms and conditions of the acquisition under the option are contained in the Asset Purchase Agreement dated as of August 2, 1999 (the "Purchase Agreement"). As set forth in the Purchase Agreement and Exhibits, on August 2, 1999, InterPro had loaned to the Company $3,200,000 pursuant to a promissory note due on or before August 31, 2000 (the "ASA Note"). Interest of $160,000 on the ASA Note was prepaid to August 1, 2000. InterPro completed the transaction by paying the remaining $4,820,000 of the purchase by (a) delivering the ASA Note (valued at $3,213,151 as a result of interest accrued from August 1 through August 31, 2000), and (b) paying the remainder of $1,606,849 in cash.

Note 3 - Assets Held for Future Transactions
--------------------------------------------

At September 30, 2000, the Company has $2,720,000 classified on the Balance Sheet as current assets, under the caption, assets held for future transactions, which are so held for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. This amount represents $7,020,000 in proceeds from the sale of SmartTime, net of $4,300,000 in software and intellectual property exchanged in the Design Data Systems Corporation transaction.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 4 - Earnings per Share
---------------------------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                       --------------------------   -------------------------
                                                           2000          1999           2000          1999
                                                       -----------   ------------   -----------   -----------

Numerator:
   Net earnings (loss)                                 $ 3,135,104   $   (83,142)   $ 2,043,680   $ 1,773,892
                                                       ===========   ===========    ===========   ===========

Numerator for diluted earnings (loss) per share -
   net earnings (loss)                                 $ 3,135,104   $   (83,142)   $ 2,043,680   $ 1,773,892
                                                       ===========   ===========    ===========   ===========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                               3,107,266     3,211,562      3,152,387     3,243,270

Effect of dilutive securities:
   Employee stock options                                  177,418           --         192,981       214,627
                                                       -----------   -----------    -----------   -----------
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                3,284,684     3,211,562      3,345,368     3,457,897
                                                       ===========   ===========    ===========   ===========

Basic Earnings (Loss) per share                        $      1.01   $     (0.03)   $      0.65   $      0.55
                                                       ===========   ===========    ===========   ===========


Diluted Earnings (Loss) per share                      $      0.95   $     (0.03)   $      0.61   $      0.51
                                                       ===========   ===========    ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------


In addition to the historical information contained herein, the discussions contained in this document include forward-looking statements under the safe harbor provisions of the Private Securities Reform Act of 1995. By way of example, the discussions include statements regarding revenues, gross margins, future marketing efforts, potential acquisitions, and Year 2000 implications. Such statements involve a number of risks and uncertainties, including but not limited to those discussed below and those identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances arising after the date hereof.

                              Results of Operations

                              Third Quarter of 2000
                                    compared to
                              Third Quarter of 1999

                                             (000's omitted)
                               ---------------------------------------------
                                     Revenue            Increase/(Decrease)
                               ------------------     ----------------------
                                 2000       1999        Amount    Percentage
                               ------------------     ----------------------

Services                       $ 3,090    $ 3,234     $  (144)        (4%)
Product licenses                 1,519      1,101         418         38%
Computer and add-on hardware       366        924        (558)       (60%)
                               -------    -------     -------

   Net revenue                 $ 4,975    $ 5,259     $  (284)        (5%)
                               =======    =======     =======     =======

REVENUE
-------

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, ERP (enterprise resource planning) and e-Business management software markets. The Company entered the enterprise management software market in November 1999 with the acquisition of the business of Design Data Corporation, a Florida corporation. The Company has renamed this product line, formerly known as SQL*Time, Khameleon Software. The Company sold its ERP business, which was based in Italy, on September 25, 2000. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $284,000, or 5%, for the three months ended September 30, 2000, compared to the same period in 1999. Revenue from existing businesses increased by approximately $268,000, or 6%, for the period, when approximately $552,000 in revenue from the Company's SmartTime product line for the three months ended September 30, 1999 is excluded.

Approximately $2,422,000 of the change in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues increased by approximately $418,000, or 38%, for the three months ended September 30, 2000, compared to the same period in 1999. Approximately $1,175,000 of the change in product license revenue from existing business is from the Khameleon product line for which there is no comparable amount in 1999.

Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $144,000, or 4%, for the three months ended September 30, 2000, compared to the same period in 1999. Service revenue from existing businesses increased by approximately $379,000, or 14%, for the three months ended September 30, 2000, when compared to the same period in 1999, and the service revenue from the SmartTime product line of approximately $523,000 for the same period in 1999 is excluded. Approximately $1,247,000 of the change in service revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $558,000, or 60%, for the three months ended September 30, 2000, compared to the same period in 1999. The decrease in hardware revenue was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of product license revenues and development increased by approximately $585,000, or 89%, for the three months ended September 30, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $682,000, or 122%, for the three months ended September 30, 2000 when compared to the same period in 1999, and the cost of product licenses and development from the SmartTime product line of approximately $97,000 for the same period in 1999 is excluded. Approximately $645,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $219,000, or 9%, for the three months ended September 30, 2000, compared to the same period in 1999. The gross margin percentage for services for the three months ended September 30, 2000 increased to approximately 31% from approximately 27% for the same period in 1999. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $387,000, or 53%, for the three months ended September 30, 2000, compared to the same period in 1999. The decrease in dollar amount for the cost of hardware revenues for the three months ended September 30, 2000 was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales decreased to approximately 5% for the three months ended September 30, 2000, from 20% in the same period in 1999. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $585,000, or 68%, for the three months ended September 30, 2000, compared to the same period in 1999. The change in marketing and sales expenses reflects the increased sales and marketing expenses from the newly acquired Khameleon Software product line, partially offset by the elimination of the marketing and sales expenses related to the SmartTime product line, and a decrease in marketing and sales expenses in the tire systems product line.

General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $114,000, or 14%, for the three months ended September 30, 2000, compared to the same period in 1999. The change primarily reflects increased general and administrative expenses from the tire and legal systems product lines and from the newly acquired Khameleon Software product line, partially offset by the elimination of the marketing and sales expenses related to the SmartTime product line, and a decrease in general and administrative expense in the Company's ERP product line.

Net earnings for the three months ended September 30, 2000 was approximately $3,135,000, as compared to a net loss of approximately $83,000 for the same period in 1999. The change primarily results from a net gain on the sale of the SmartTime and ERP businesses of approximately $6,780,000, partially offset by a decrease in earnings from operations of approximately $954,000, an increase in interest expense-net of approximately $5,000, an increase in equity in loss from affiliate of $38,000, and an increase in income taxes of $2,565,000.

                                     Item 2
                                  - continued -

                              Results of Operations

                              Nine Months Ended September 30, 2000
                                          compared to
                              Nine Months Ended September 30, 1999

                                             (000's omitted)
                               ---------------------------------------------
                                     Revenue            Increase/(Decrease)
                               ------------------     ----------------------
                                 2000       1999        Amount    Percentage
                               ------------------     ----------------------


Services                       $  9,966    $ 11,078     $ (1,112)       (10%)
Product licenses                  4,322       4,178          144          3%
Computer and add-on hardware      1,036       3,406       (2,370)        (70%)
                               --------    --------     --------

   Net revenue                 $ 15,324    $ 18,662     $ (3,338)       (18%)
                               ========    ========     ========        =====


Net revenue. The Company's total revenues decreased by approximately $3,338,000, or 18%, for the nine months ended September 30, 2000, compared to the same period in 1999. Revenue from existing businesses increased by approximately $291,000, or 2%, for the period, when approximately $3,629,000 in revenue from the Company's SmartTime product line for the nine months ended September 30, 1999 is excluded. Approximately $6,302,000 of the change in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Product licenses. Software license revenues increased by approximately $144,000, or 3%, for the nine months ended September 30, 2000, compared to the same period in 1999. Product license revenue from existing businesses increased by approximately $602,000, or 16%, for the nine months ended September 30, 2000, when compared to the same period in 1999, and the product license revenue from the SmartTime product line of approximately $458,000 for the same period in 1999 is excluded. Approximately $2,397,000 of the change in product license revenue from existing business is from the Khameleon product line for which there is no comparable amount in 1999.

Services. Service revenues decreased by approximately $1,112,000, or 10%, for the nine months ended September 30, 2000, compared to the same period in 1999. Service revenue from existing businesses increased by approximately $1,858,000, or 23%, for the nine months ended September 30, 2000, compared to the same period in 1999, and the service revenue from the SmartTime product line of approximately $2,970,000 for the same period in 1999 is excluded. Approximately $3,904,000 of the change in service revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1999.

Computer and add-on hardware. Hardware revenues decreased by approximately $2,370,000, or 70%, for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease in hardware revenue was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

COST OF REVENUE
---------------

Product licenses and development. Cost of product license revenues and development increased by approximately $1,004,000, or 37%, for the nine months ended September 30, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $1,821,000, or 95%, for the nine months ended September 30, 2000 when compared to the same period in 1999, and the cost of product licenses and development from the SmartTime product line of approximately $817,000 for the same period in 1999 is excluded. Approximately $2,111,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1999. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. Cost of services decreased by approximately $675,000, or 10%, for the nine months ended September 30, 2000, compared to the same period in 1999. The gross margin percentage for services for the nine months ended September 30, 2000 decreased to approximately 37% from approximately 38% for the same period in 1999. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues decreased by approximately $1,683,000, or 66%, for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease in dollar amount for the cost of hardware revenues for the nine months ended September 30, 2000 was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales decreased to approximately 15% for the nine months ended September 30, 2000, from approximately 25% in the same period in 1999. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses increased by approximately $910,000, or 30%, for the nine months ended September 30, 2000, compared to the same period in 1999. The change in marketing and sales expenses reflects the increased sales and marketing expenses from the newly acquired Khameleon Software product line, partially offset by the elimination of the marketing and sales expenses of the SmartTime product line, and a decrease in marketing and sales expenses for the tire and ERP systems product lines.

General and administrative. General and administrative expenses increased by approximately $89,000, or 3%, for the nine months ended September 30, 2000, compared to the same period in 1999. The change primarily reflects increased general and administrative expenses from the newly acquired Khameleon Software product line, partially offset by the elimination of the expenses related to the SmartTime product line, and a decrease in general and administrative expenses in all the Company's product lines.

Net earnings for the nine months ended September 30, 2000 were approximately $2,044,000, as compared to net earnings of approximately $1,774,000 for the same period in 1999. The change primarily results from an increase in other income of approximately $3,278,000, a decrease in interest expense-net of approximately $33,000, and a decrease in income taxes of $882,000, partially offset by a decrease in earnings from operations of approximately $2,962,000 and an increase in equity in loss from affiliate of $961,000. Other income-net for the nine months ended September 30, 1999 includes a pretax gain of approximately $3,824,000 on the sale of the Company's CommercialWare division. Other income-net for the nine months ended September 30, 2000 includes pretax gains of approximately $6,716,000 and $64,000 on the sale of the Company's SmartTime and ERP businesses, respectively.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at September 30, 2000 of approximately $1,911,000, a decrease of approximately $386,000 from December 31, 1999. At September 30, 2000, the Company also had $2,720,000 segregated as assets held for future transactions as described in Note 3. The Company had a maximum line of credit totaling $1,500,000 available at September 30, 2000. At September 30, 2000, the Company had approximately $30,000 invested in marketable securities, a decrease of approximately $3,336,000 from December 31, 1999.

In September 2000, the Company sold all of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company ("S.r.l.") to management of the S.r.l. for nominal cash consideration. In connection with the sale, S.r.l. acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of S.r.l.

In August 2000, the Company completed the sale of its SmartTime business to InterPro Business Solutions, Inc. (formerly InterPro Expense Systems, Inc.), a Delaware corporation ("InterPro"). Pursuant to an Option to Purchase Agreement dated August 2, 1999 by and between the Company, InterPro, and ASA InterPro SmartTime LLC, a Delaware limited liability company, InterPro exercised its option to purchase the SmartTime business from the LLC for the aggregate purchase price of $7,020,000 less the option fees paid on August 2, 1999 of $1,660,000 and $540,000 paid on August 1, 2000. The terms and conditions of the acquisition under the option are contained in the Asset Purchase Agreement dated as of August 2, 1999 (the "Purchase Agreement"). As set forth in the Purchase Agreement and Exhibits, on August 2, 1999, InterPro had loaned to the Company $3,200,000 pursuant to a promissory note due on or before August 31, 2000 (the "ASA Note"). Interest of $160,000 on the ASA Note was prepaid to August 1, 2000. InterPro completed the transaction by paying the remaining $4,820,000 of the purchase by (a) delivering the ASA Note (valued at $3,213,151 as a result of interest accrued from August 1 through August 31, 2000), and (b) paying the remainder of $1,606,849 in cash.

In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Closing Date"). Pursuant to and as more fully set forth in the Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assume certain of the liabilities of Seller for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was due and payable on the Closing Date and $250,000 was to be deposited with the Escrow Agent to be held pursuant to the terms of the Purchase Agreement. Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company reserved the right to exchange certain software and related intellectual property of Seller (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date between the Company, Seller and SQL. The Company completed the like-kind exchange involving $4,300,000 of Replacement Property on September 15, 2000.

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

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a)  Exhibits -

               The following exhibits are filed with this report:

               27    Financial Data Schedule.

         (b)  Reports on Form 8-K

          On October 10, 2000, the Company announced the sale of ASA Italy S.r.l. and filed related proforma financial statements.

          On October 20, 2000, the Company announced the completion of the sale of its SmartTime business and filed related proforma financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ASA International Ltd.
                                        ----------------------
                                        (Registrant)




11/13/00                                /s/ Alfred C. Angelone
(Date)                                  ----------------------
                                             (Signature)
                                        Alfred C. Angelone
                                        Chief Executive Officer




11/13/00                                /s/ Terrence C. McCarthy
(Date)                                  ----------------------
                                             (Signature)
                                        Terrence C. McCarthy
                                        Vice President and Treasurer

                                                                     EXHIBIT 27