Form 10-K
period 2000-12-31
ASA INTERNATIONAL LTD
filed 2001-04-02
CIK 793961

ASA INTERNATIONAL LTD.
                                 10 Speen Street
                         Framingham, Massachusetts 01701

                                 (508) 626-2727





April 2, 2001



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza

Washington, D.C.  20549

Attention:  Filing Desk

                           RE:  ASA INTERNATIONAL LTD.
                                   SEC FILE NO. O-14741

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of ASA International Ltd. (the "Company") is the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

This filing is being effected by direct transmission to the Commission's Operational EDGAR System.

Very truly yours,

ASA INTERNATIONAL LTD.


/s/ Terrence C. McCarthy

Terrence C. McCarthy
Vice President and Treasurer

TCM/mb

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                                Commission file number:
December 31, 2000                                               O-14741
- -----------------                                               -------


                             ASA INTERNATIONAL LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          02-0398205
         --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     10 Speen Street, Framingham, MA                          01701
     -------------------------------                          -----
address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (508) 626-2727
       ------------------------------------------------------------------


          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------

Title of each class                                        Name of each exchange
- -------------------                                         on which registered
                                                            -------------------

None                                                         Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------

                              Title of Each Class
                              -------------------

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

Yes  _X_   No ___


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of March 20, 2001, 2,982,397 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $3,880,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                               Part of Form 10-K Annual
                                               Report in which Document
Document                                       is Incorporated
- --------                                       ---------------

Definitive Proxy Statement to be
supplied to Shareholders in conjunction
with the 2001 Annual Meeting of Shareholders                  Part III

                                     PART I


ITEM 1.   Business
          --------

GENERAL

Background
- ----------

     ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 800 businesses in North and South America. The Company designs and develops proprietary enterprise software for the following markets: tire dealer and retreader, law firms, system integrators and e-focused companies. The Company installs its software on a variety of computers and networks, and various Unix/Open Systems hardware platforms, and provides implementation, education, custom development, and long-term software support to its customers.

     The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The Company's current operations are comprised of three product lines and a corporate services group which supports all three product lines. The three current product lines are:

     Tire Systems. Integrated offering of systems and services designed specifically for the multi-user environments of today's tire and automotive after-market businesses. ASA Tire Systems offers e-commerce and business-to-business services through eTirePlace.com as well as ASP services.

     e-Business Management Application Software Systems. Under the name Khameleon(TM), a provider of e-Business management applications for software, service, system integration and e-focused companies. Khameleon's extensive ASP services are targeted to organizations looking to outsource their critical front-office to back-office applications.

     Legal Systems. Integrated accounting and practice management software solutions for law firms in the United States and Latin America.

     The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. ("Properties"), ASA International Ventures, Inc. ("Ventures"), ASA Tire Systems Inc., ASA Legal Systems Inc. and Khameleon Software Inc. ASA Properties Inc. is the sole and managing member of 10 Speen Street LLC, which is the owner of the Company's corporate headquarters.

     The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone.

Recent Acquisitions and Divestitures
- ------------------------------------

Design Data
- -----------

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

ASA Italy
- ---------

     In September 2000, the Company sold all of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company ("S.r.l.") to management of the S.r.l. for nominal cash consideration. In connection with the sale, S.r.l. acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of S.r.l.

SmartTime
- ---------

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

     The net assets of the SmartTime product line are included in current assets in the Company's balance sheet at December 31, 1999. The results for the operations of this product line are shown in the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 under the caption "Equity in Loss from Affiliate."

CommercialWare
- --------------

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

International Trade and Transportation Systems Group
- ----------------------------------------------------

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

Tire Systems
- ------------

     The Company provides integrated hardware and software multi-user solutions on Sun, Compaq/DEC and Unix-based systems to independent tire dealers, wholesalers, and retreaders in the United States, Canada and Latin America for Business-to-Business ("B2B") via the Internet, point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between approximately $25,000 and $300,000.

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

     Within this operating group, the Company also continues to maintain, upgrade, and support legacy manufacturing management and control and accounting software based primarily on the Digital (Compaq) hardware platform.

Legal Systems
- -------------

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

e-Business Management Applications Software
- -------------------------------------------

     The Company offers a modular suite of back- and front-office software applications based on the Oracle platform, marketed under the name Khameleon Software. The product, designed to meet the needs of software companies, systems integrators, service and e-focused companies, includes the following modules:
Marketing & Sales Force Automation, Contracts & Logistics Management, Project Accounting & Management, Customer Relationship Management and Financial Accounting & Management. Systems range in price from $50,000 to $200,000.

Marketing
- ---------

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

     Marketing to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. In the tire, legal, and e-Business Management Applications Software markets served by the Company, the total market is well defined through the respective industry and professional organizations. In these markets, trade shows and direct contacts are used to determine how prospects are satisfying their information processing requirements.

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

Sources and Availability of Raw Materials
- -----------------------------------------

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

Patents and Proprietary Technology
- ----------------------------------

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

Seasonality
- -----------

     The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of North and South America.

Working Capital Items
- ---------------------

     The Company does not have any unusual trade practices which would require restrictions on working capital.

Revenue by Product Line
- -----------------------

     During the fiscal years ended December 31, 2000, 1999 and 1998, the Company's revenue by product line was approximately as follows:

                                   2000                        1999                           1998
                                   ----                        ----                           ----
Product Line                     Revenue          %           Revenue            %           Revenue            %
- ------------                     -------          -           -------            -           -------            -

Tire Systems                  $ 5,798,000        29%        $10,741,000         42%        $ 8,735,000         25%
Legal Systems                   4,099,000        21%          6,222,000         24%          5,150,000         15%
e-Business Management
   Applications Software        7,851,000        40%          1,965,000          8%
ERP Systems                     1,326,000         7%          2,899,000         11%          3,513,000         10%
SmartTime Software/
   Legacy products                559,000         3%          3,796,000         15%          6,870,000         19%
ASA Consulting                        -                             -                          424,000          1%
CommercialWare                        -                             -                       10,776,000         30%
                               ----------       -----        ----------        ---          ----------         --

                              $19,633,000       100%        $25,623,000        100%        $35,468,000        100%
                              ===========       ===         ===========        ===         ===========        ===

Backlog

     Set forth below is information concerning the Company's backlog at December 31, 2000 and 1999, respectively:

                                                  Backlog at December 31,
                                                  -----------------------
                                      2000                                     1999
                                      ----                                     ----
                                                        Support                                   Support
Product Line                          Total            Contracts               Total             Contracts
- ------------                          -----            ---------               -----             ---------

Tire Systems/Legacy Products      $ 3,600,000        $ 2,700,000            $ 2,700,000         $ 2,000,000
Legal Systems                       2,000,000          1,700,000              2,200,000           1,700,000
ERP Systems                                 -                                   600,000             500,000
e-Business Management
   Applications Software            2,500,000          2,000,000              1,600,000             900,000
                                    ---------          ---------              ---------             -------

                                  $ 8,100,000        $ 6,400,000            $ 7,100,000         $ 5,100,000
                                  ===========        ===========            ===========         ===========


     The Company expects that all of the backlog existing at December 31, 2000 will be filled in fiscal year 2001. Support contracts are generally cancelable by the Company or the Company's customers upon 90 days prior written notice.

Competition
- -----------

     The Company's primary competitors for Tire Systems are Goodyear, Madden Co., OpenWebs and TireMaster. The Company believes the principal competitive factors for tire systems are: the ability to offer B2B products via the Internet; the ability to offer web site development; complete point-of-sale functionality to assist sales personnel to maximize gross margin on each sale; the ability to post data automatically to the accounting system; the ability to track the manufacturing process of tire retreaders; the ability to have electronic connectivity to manufacturers; and the availability of marketing products which assist in retaining and increasing existing customer business. The Company believes it competes favorably with respect to all of these factors.

     The Legal Systems market is highly competitive. The Company's primary competitors for legal systems are CMS/DATA Corp., Elite Data Processing, Juris, Prolaw, and Omega. The Company believes that the principal competitive factors in the legal systems business are: vendor reputation and references; the ability to provide 32 bit client/server products with a GUI front end and MS SQL Server back end; the ability to easily interface with other Windows-based applications; the ability to run both the "front office" and the "back office" applications on a single network; product reliability; and the quality of professional services and support. The Company believes it competes favorably with respect to all of these factors.

     The e-Business Management Applications Software market is also highly competitive. The primary competitors for the Company's Khameleon product line are SOFTRAX, Great Plains, Solomon, Deltek and Lawson. The Company believes the principal competitive factors for these systems are: cost; name recognition; the quality of professional services and support; and the ability to manage business processes that integrate customers; suppliers and business partners. While the Company believes it competes favorably with respect to most of these factors, it has embarked on a marketing campaign to increase the visibility of its product in the marketplace.

Research and Development
- ------------------------

     During the last three fiscal years, the amounts spent by the Company on Company-sponsored research and development activities and on customer-sponsored research activities relating to the development of new products, services, or techniques or the improvement of existing products, services, or techniques were not material.

Government Regulation
- ---------------------

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

Employees
- ---------

     As of December 31, 2000, the Company had 137 full time employees. Of these employees, 7 are executive officers or senior managers, 32 are engaged in marketing and sales, 49 in customer support and training, 29 in product/custom development or engineering and 20 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

Financial Information about Geographic Areas
- --------------------------------------------

     See Item 14(a)1, Note I, in the Company's Notes to Consolidated Financial Statements.

ITEM 2.  Description of Properties
         -------------------------

     The Company's corporate headquarters are located in a 32,000 square foot office building at 10 Speen Street, Framingham, Massachusetts. This property is owned by 10 Speen Street LLC, a Delaware limited liability company. ASA Properties, Inc., a wholly owned subsidiary of the Company, is the managing and sole member of 10 Speen Street LLC. The Company occupies approximately 16% of the space in the building, while tenants lease the remainder of the space. In September 1998, the Company refinanced this facility with a $3,000,000 mortgage loan at 7.24% for 10 years with monthly principal and interest payments of $20,445 through October 2008 and a final payment of approximately $2,638,000 of principal, together with interest thereon.

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

The Company maintains the following additional offices:

                                                        Current             Date of Lease
Location                       Monthly Rent           Office Area             Expiration
- --------                       ------------           -----------             ----------
Blue Bell, Pennsylvania         $12,736                9,667 s.f.          January 31, 2006
Kirkland, Washington             $4,805                3,720 s.f.          October 31, 2001
Clearwater, Florida             $17,252               16,252 s.f.          September 30, 2004
Boise, Idaho                       $675                  160 s.f.          September 30, 2003

ITEM 3.   Legal Proceedings
          -----------------

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

     (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal-year ended December 31, 2000, through the solicitation of proxies or otherwise.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.


                                     PART II

ITEM 5. Market Price of and Dividends on the Company's Common Equity and Related Stockholder Matters
         ---------------------------

     The Common Stock of ASA International Ltd. is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ASAA. The table below indicates the high and low sales prices of the Company's Common Stock during 1999 and 2000:

     Calendar Year 1999                  Low            High
     ------------------                  ---            ----

     First Quarter                      $1.875         $2.750
     Second Quarter                     $2.500         $2.719
     Third Quarter                      $2.250         $2.313
     Fourth Quarter                     $2.063         $3.000

     Calendar Year 2000                  Low            High
     ------------------                  ---            ----

     First Quarter                      $2.750         $7.000
     Second Quarter                     $2.875         $4.125
     Third Quarter                      $3.125         $3.313
     Fourth Quarter                     $1.500         $3.156

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,155 holders of record of the Company's outstanding Common Stock as of March 20, 2001. Each holder of Common Stock is also the holder of a Preferred Stock Purchase Right which entitles the holder to purchase one one-hundreth of a share of Series A Junior Participating Preferred Stock of the Company for each share of Common Stock held by such person upon satisfaction of certain conditions set forth in the Company's Shareholders Rights Plan.

     Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, August 1998, July 1999, January 2000, and October 2000, the Company is authorized to repurchase up to $2,250,000 of its Common Stock. The Company repurchased shares as follows for the months indicated:

1991              Number of Shares           Per Share Purchase Price
- ----              ----------------           ------------------------
December              25,000                          $1.06

1992              Number of Shares          Per Share Purchase Price
- ----              ----------------          ------------------------
March                  5,000                          $1.15
May                   10,000                           1.53
July                   3,000                           1.81
August                 6,700                           1.81
                       8,100                           2.00
September             45,000                           1.94
                      15,000                           2.00
                       5,000                           1.99
October                5,000                           1.88

1993              Number of Shares          Per Share Purchase Price
- ----              ----------------          ------------------------
March                  5,000                          $1.54
August                10,000                           2.93
September              1,800                           3.02

1997              Number of Shares           Per Share Purchase Price
- ----              ----------------           ------------------------
December              23,000                          $2.29

1998              Number of Shares          Per Share Purchase Price
- ----              ----------------          ------------------------
May                   15,000                          $2.15
June                  20,000                           2.05
July                  15,000                           2.03
August                80,000                           1.99
September             55,000                           1.97
October               25,000                           2.13

1999              Number of Shares          Per Share Purchase Price
- ----              ----------------          ------------------------
March                 62,500                          $2.26
April                 60,000                           2.63
May                   62,000                           2.69
June                  22,500                           2.69
September              3,877                           3.00
October                5,000                           2.30
November              35,000                           2.43
December              20,200                           2.72

2000               Number of Shares         Per Share Purchase Price
- ----               ----------------         ------------------------
May                   60,000                          $3.10
June                  20,000                           3.16
July                  30,000                           3.32
August                41,000                           3.22
September             45,000                           3.20
October               15,000                           2.99
November              18,000                           2.77
                   -----------                      ---------
2000  Total          229,000                          $3.14

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

ITEM 6.  Selected Consolidated Financial Data
         ------------------------------------
         (in thousands, except per share amounts)

     The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 2000, 1999, and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The financial data for the statement of operations for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 have been derived from the audited financial statements of the Company (not included herein).

     The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                    Years Ended December 31,
                                    ------------------------

                                     2000        1999        1998        1997        1996
                                     ----        ----        ----        ----        ----
Operating Data:

Revenues                          $ 19,633    $ 25,623     $35,468    $ 25,507    $ 25,471
Costs, Expenses and Other
   excluding income tax
   expense                          19,349      21,534      34,398      24,534      26,362
Earnings (Loss)
   from Operations                  (5,242)        491       1,532       1,485       (144)
Net Earnings (Loss)                     29       2,167         417         388       (649)

Basic Earnings (Loss) per
   Common Share                    $  0.01     $  0.67     $  0.12     $  0.12    $ (0.17)
Diluted Earnings (Loss) per
   Common Share                    $  0.01     $  0.63     $  0.11     $  0.11    $ (0.17)

                                      2000        1999        1998        1997        1996
                                      ----        ----        ----        ----        ----
Balance Sheet Data:
Total Assets                       $ 18,601    $ 27,870     $19,732    $ 17,826    $ 16,630
Long-Term Obligations                 3,744       3,915       4,068       2,696       3,012
Long-Term Liabilities-other             -           272         305         -           -
Shareholders' Equity                  9,716      10,240       8,809       8,398       8,012

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -------------

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

Results of Operations
- ---------------------

Comparison of 2000 to 1999
- --------------------------

                                                    (000's omitted)
                                                    ---------------
                                      Revenue                         Increase/(Decrease)
                                      -------                         -------------------
                                        2000            1999           Amount    Percentage
                                        ----            ----           ------    ----------
Product licenses                     $  5,415        $  6,506       $ (1,091)       (17)%
Services                               12,737          15,064         (2,327)       (15)%
Computer and add-on hardware            1,481           4,053         (2,572)       (63)%
                                        -----           -----         ------        ---

Net Revenue                          $ 19,633        $ 25,623       $ (5,990)       (23)%
                                     ========        ========       ========        ===

REVENUE
- -------

     During 2000, the Company completed a product line disposition, and in 1999, the Company completed a product line disposition, a discontinuation of a product line pending its sale, and one product line acquisition. The revenues related to these product lines for the three years ended December 31, 2000, 1999, and 1998 are as follows.

                                                     (000's omitted)
                                                     ---------------
                                           Revenue for year-ended December 31,
                                           -----------------------------------
Disposition/Discontinuation:

Product Line              Month               2000           1999          1998
- ------------              -----               ----           ----          ----
ERP                        September 2000    $ 1,326       $ 2,898       $ 3,513
CommercialWare             March 1999            -                        10,776
SmartTime Software         August 1999           -           2,915         5,890
                                               ----          -----         -----

Total                                        $ 1,326       $ 5,813       $20,179
                                            =======       =======       =======

Acquisition:

Product Line               Month               2000          1999         1998
- ------------               -----               ----          ----         ----
Khameleon Software         November 1999     $ 7,851        $ 1,965      $  -
                                             =======        =======      =======

     Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company entered the enterprise management software market in November 1999 with the acquisition of the business of Design Data Corporation, a Florida corporation. The Company has renamed this product line, formerly known as SQL* Time, Khameleon Software. The Company sold its ERP business, which was based in Italy, on September 25, 2000. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $5,990,000, or 23%, for the period when compared to the year ended December 31, 1999. Revenue from existing businesses decreased by approximately $3,075,000, or 14% for the period, when approximately $2,915,000 in revenue from the Company's SmartTime product line for the year ended December 31, 1999 is excluded.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $1,091,000, or 17%, for the year ended December 31, 2000, compared to the same period in 1999. Product license revenue from existing businesses decreased by approximately $633,000, or 10%, for the period, when compared to 1999, and the product license revenue from the SmartTime product line of approximately $458,000 for 1999 is excluded.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $2,327,000, or 15%, for the year ended December 31, 2000, compared to the year ended December 31, 1999. Service revenue from existing businesses remained approximately the same for the period, when compared to 1999, and the service revenue from the SmartTime product line of approximately $2,389,000 for 1999 is excluded.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $2,572,000, or 63%, for the year ended December 31, 2000, compared to the same period in 1999. The decrease in hardware revenues was due primarily to the decrease of hardware unit sales by the Company's tire systems product line.

COST OF REVENUE

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $595,000 for the year ended December 31, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $1,411,000 or 39% for the year when compared to 1999, and the cost of product licenses and development from the SmartTime product line for 1999 is excluded. The costs of product license and development for Khameleon, acquired in November 1999, increased by approximately $1,931,000 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. These costs increased from approximately $917,000 for a partial year of operations in the year ended December 31, 1999 to approximately $2,848,000 for a full year of operations in the year ended December 31, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $1,637,000 for the year ended December 31, 2000, compared to the same period in 1999, due primarily to the lower level of services revenue in 2000 compared to 1999. The gross margin percentage for services for the year ended December 31, 2000 increased to approximately 38% from 37% of revenue from services in 1999. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $1,964,000, or 61%, for the year ended December 31, 2000, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the year ended December 31, 2000 was due primarily to increased unit sales of hardware products by the Company's tire systems product line.

     The gross margin percentage for hardware sales decreased to 15% for the year ended December 31, 2000, from 21% in the same period in 1999. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by $813,000, or 19%, for the year ended December 31, 2000, compared to 1999. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the ERP systems and SmartTime product lines partially offset by increased sales and marketing expenses from the newly acquired Khameleon Software product lines.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses remained approximately the same for the year ended December 31, 2000, compared to the same period in 1999. The elimination of the expenses related to the ERP systems and SmartTime product lines and a decrease in these expenses for the tire systems product line is offset by increased general and administrative expenses from the legal and the newly acquired Khameleon Software product lines.

     Net  earnings  for the year  ended  December  31,  2000 were  approximately
$29,000, as compared to net earnings of approximately $2,167,000 for 1999. The change results from a decrease in earnings from operations of $5,733,000, an increase in equity in loss from affiliate of $811,000, and an increase in interest expense, net of $190,000, partially offset by the difference in the gain on the sale of product lines of $2,905,000, a decrease in other expense, net of $24,000, and a decrease in income tax expense of $1,667,000.

Comparison of 1999 to 1998
- --------------------------

                                              (000's omitted)
                                              ---------------
                                 Revenue                       Increase/(Decrease)
                                 -------                       -------------------
                                  1999           1998           Amount       Percentage
                                  ----           ----           ------       ----------
Product licenses                 $ 6,506      $ 8,490        $(1,984)         (23)%
Services                          15,064       18,218         (3,154)         (17)%
Computer and add-on hardware       4,053        8,760         (4,707)         (54)%
                                   -----        -----         ------          ---

Net Revenue                      $25,623      $35,468        $(9,845)         (28)%
                                 =======      =======        =======          ===

REVENUE

     During 1999, the Company completed a product line disposition, a discontinuation of a product line pending its sale, and one product line acquisition. The revenues related to these product lines for the three years ended December 31, 1999, 1998 and 1997 are as follows.

                                                           (000's omitted)
                                                            Revenue for year ended December 31,
Disposition/Discontinuation:

Product Line                 Month                   1999                     1998                    1997
- ------------                 -----                   ----                     ----                    ----

CommercialWare             March 1999                  -                   $ 10,776                 $  7,603
SmartTime Software         August 1999             $ 2,915                    5,890                    6,412
                                                   =======                    =====                    =====
                           Total                   $ 2,915                 $ 16,666                 $ 14,015
                                                   =======                 ========                 ========

Acquisition:
- ------------

Product Line                 Month                   1999                     1998                    1997
- ------------                 -----                   ----                     ----                    ----

Khameleon Software         November 1999           $ 1,965                      -                       -
                                                   =======                  =======                 =======

     Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, ERP (enterprise resource planning) and e-Business management software markets. The Company entered the enterprise management software market in November 1999 with the acquisition of the business of Design Data Corporation, a Florida corporation. The Company has renamed this product line, formerly known as SQL* Time, Khameleon Software. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $9,845,000, or 28%, for the period when compared to the year ended December 31, 1998. Revenue from existing businesses increased by approximately $3,906,000, or 21% for the period, when approximately $2,915,000 and $16,666,000 in revenue from the Company's catalog direct marketing systems and SmartTime product lines for the year ended December 31, 1999 and 1998, respectively, is excluded. Approximately $1,965,000 of the increase in revenue from existing businesses is from the newly acquired Khameleon product line for which there is no comparable amount in 1998.

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

COST OF REVENUE

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $194,000 for the year ended December 31, 1999, compared to the same period in 1998. Cost of product license and development increased by approximately $1,411,000, or 63% for the year when compared to 1998, and the cost of product licenses and development from the catalog direct marketing systems and SmartTime product lines for the 1999 and 1998 periods are excluded. Approximately $917,000 of the increase in the cost of product licenses and development from the Company's existing businesses is attributable to the newly acquired Khameleon product line for which there is no comparable amount in 1998. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

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

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $1,221,000, or 22%, for the year ended December 31, 1999, compared to 1998. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the catalog direct marketing systems and SmartTime product lines partially offset by increased sales and marketing expenses from the tire, ERP systems, and the newly acquired Khameleon Software product lines.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $432,000, or 11%, for the year ended December 31, 1999, compared to the same period in 1998. The change primarily reflects the elimination of the expenses related to the catalog direct marketing systems and SmartTime product lines, partially offset by increased general and administrative expenses from the tire, ERP, legal, and the newly acquired Khameleon Software product lines.

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

Liquidity and Capital Resources

     The Company had total cash and cash equivalents at December 31, 2000 of approximately $1,178,000, a decrease of approximately $1,119,000 from December 31, 1999. At December 31, 2000, the Company also had $2,720,000 segregated as assets held for future transactions as described in the Notes to the Company's Consolidated Financial Statements. The Company had a maximum line of credit totaling $1,500,000 available at December 31, 2000. At December 31, 2000, the Company had approximately $26,000 invested in marketable securities, a decrease of approximately $3,340,000 from December 31, 1999.

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

Inflation
- ---------

     General inflation over the last three years has not had a material effect on the Company's cost of doing business.

Effect of New Accounting Pronouncements
- ---------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN44 in Fiscal 2000 and it did not have a material effect on the Company's financial statements.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 requires the following to occur before the Company can recognize income: (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The price is fixed or determinable; and (4) Collectibility is reasonably assured. SAB 101 has not had a material impact on the Company's balance sheet, statements of operations or cash flows.

Other Information; Year 2000 Issue Disclosure

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

ITEM 9.   Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------------

     Not applicable.

                                    PART III

     Items 10-13 are incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports On
          Form 8-K
          ---------

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

(a)2.  Financial Statement Schedules.
       ------------------------------

None

(a)3.  Exhibits.
       ---------

The following exhibits are filed with this report:

10-1   First Amendment to Demand Loan and Security Agreement  dated  August  16,
       2000.

21     Subsidiaries of Registrant.

23-1   Consent of BDO Seidman, LLP, independent certified public accountants.

23-2   Consent  of   Deloitte  &  Touche,  LLP,  independent   certified  public
       accountants.

A) The following exhibits were filed with the Registrant's Form 8K on October 20, 2000 and are incorporated herein by reference:

Item 2.   Disposition of Assets

       ASA International Ltd., a Delaware corporation (the "Registrant"), completed the sale of its SmartTime business to InterPro Business Solutions, Inc. (formerly InterPro Expense Systems, Inc.), a Delaware corporation ("InterPro"). Pursuant to an Option to Purchase Agreement dated August 2, 1999 by and between the Registrant, InterPro, and ASA InterPro SmartTime LLC, a Delaware limited liability company, InterPro exercised its option to purchase the SmartTime business from the LLC for the aggregate purchase price of $7,020,000 less the option fees paid on August 2, 1999 of $1,660,000 and $540,000 paid on August 1, 2000. The terms and conditions of the acquisition under the option are set forth in the Asset Purchase Agreement dated as of August 2, 1999 (the "Purchase Agreement"). As more fully set forth in the Purchase Agreement and Exhibits thereto, on August 2, 1999, InterPro had loaned to the Registrant $3,200,000 pursuant to a promissory note due on or before August 31, 2000 (the "ASA Note"). Interest of $160,000 on the ASA Note was prepaid to August 1, 2000. InterPro completed the transaction by paying the remaining $4,820,000 of the purchase price by (a) delivering the ASA Note (valued at $3,213,151 as a result of interest accrued from August 1 through August 31, 2000), and (b) paying the remainder of $1,606,849 in cash.

Item 7. Financial Statements and Exhibits.

(a)      Not applicable.
(b)      Pro forma financial information.

        The following unaudited pro forma condensed consolidated financial statements are filed with this report:

       Pro forma Condensed Consolidated Balance Sheet at  June 30,  2000 F-1  to
       F-2

       Pro forma Condensed Consolidated Statements of Operations.
                  Year Ended December 31, 1999                           F-3
                  Six Months Ended June 30, 2000                         F-4

      The pro forma condensed consolidated balance sheet of the Registrant as of June 30, 2000, reflects the inancial position of the Registrant after giving effect to the disposition of the assets and assumption of the liabilities discussed in Item 2 and assumes the disposition took place on June 30, 2000. The pro forma condensed consolidated statements of operations for the fiscal year ended December 31, 1999, and the six months ended June 30, 2000, assume that the disposition occurred on January 1, 1999, and are based on the operations of the Registrant for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively.The unaudited pro forma condensed consolidated financial statements have been prepared by the Registrant based upon assumptions deemed proper by it. The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the future financial position or results of operations or actual results that would have occurred had the transaction been in effect as of the dates presented. he unaudited pro forma condensed consolidated financial statements should be read in conjunction with the Registrant's historical financial statements and related notes.

(c) Exhibits.

10-1*  Option to  Purchase  Agreement  dated as of August 2, 1999.
10-2*  Asset Purchase  Agreement dated as of August 2, 1999.
10-3*  Operating  Agreement dated as of August 2, 1999.
10-4*  Sublease and Consent Agreement dated as of August 2, 1999.
10-5*  Revolving Promissory Note dated as of August 2, 1999.
10-6* Customer Intangibles License Agreement dated as of August 2, 1999. 10-7* Intellectual Property License Agreement dated as of August 2, 1999. 10-8* Promissory Note dated as of August 2, 1999.
* Previously filed on August 13, 1999.

B) The following exhibits were filed with the Registrant's Form 8-K on October 10, 2000 and are incorporated herein by reference:

Item 2. Disposition of Assets.

      On September 25, 2000, ASA International Ltd., a Delaware corporation (the "Registrant"), sold all of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company (the "Subsidiary") to management of the Subsidiary, Alessandro Baldo, Saverio Giglio and Roberto Locatelli, for nominal cash consideration. In connection with the sale, the Subsidiary acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Registrant on behalf of the Subsidiary.

Item 7. Financial Statements and Exhibits.

(a) Not applicable.
(b) Pro forma financial information.

      The following unaudited pro forma condensed consolidated financial statements are filed with this report: Pro forma Condensed Consolidated
      Balance Sheet at June 30, 2000                                  F-1 to F-2

      Pro forma Condensed Consolidated Statements of Operations.
         Year Ended December 31, 1999                                 F-3
         Six Months Ended June 30, 2000                               F-4

      The pro forma condensed consolidated balance sheet of the Registrant as of June 30, 2000, reflects the financial position of the Registrant after giving effect to the disposition of the assets and assumption of the liabilities discussed in Item 2 and assumes the disposition took place on June 30, 2000. The pro forma condensed consolidated statements of operations for the fiscal year ended December 31, 1999, and the six months ended June 30, 2000, assume that the disposition occurred on January 1, 1999, and are based on the operations of the Registrant for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively.

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

(c) Exhibits.

2     Cessation  of  Share  of  Limited  Company  agreement  by  and  among  ASA
      International Ltd., Alessandro Baldo, Saverio Giglio and Roberto Locatelli, effective as of September 25, 2000.
99 Acknowledgement of Debt and Agreement to Pay by ASA Italy S.r.l., dated September 25, 2000.

C) The following exhibits were filed with the Registrant's Form 8-K on January 18, 2000 and are incorporated herein by reference:

      Items 7(a)(b) Financial statements and pro forma financial information of business acquired.

      The Registrant's Form 8-K as filed with the Securities and Exchange Commission on November 15, 1999 provides that the financial statements and pro forma financial information required by this item would be filed by amendment within sixty days of such date. Such financial statements and pro forma financial information are provided herein by this amendment following the signature line.

Item 7(a) Financial statements

      Independent Auditors' Report

      Financial statements as of and for the year ended December 31, 1998:
         Balance Sheet
         Statement of Operations
         Statement of Shareholder's Deficit
         Statement of Cash Flows
         Notes to Financial Statements

Item 7(b) Pro forma financial information

      The accompanying condensed financial statements illustrate the effect of the acquisition of the business of Design Data Systems Corporation (DDS), ("Pro Forma") on the Company's financial position and results of operations. The pro forma condensed consolidated balance sheet as of September 30, 1999 is based on the historical balance sheets of ASA International Ltd. and DDS as of that date. The pro forma condensed consolidated balance sheet assumes the acquisition took place on September 30, 1999.

      The pro forma condensed consolidated statement of operations for the year ended December 31, 1998 is based on the historical statements of operations of ASA International Ltd. and DDS and assumes the acquisition took place on January 1, 1998. The pro forma condensed consolidated statement of operations for the nine months ended September 30, 1999 is based on the historical statements of operations of ASA International Ltd. and DDS and assumes the acquisition took place on January 1, 1999.

      The pro forma condensed consolidated financial statements may not be indicative of the actual results of the acquisition and there can be no assurance that the foregoing results will be obtained. In particular, the pro forma condensed financial statements are based on management's current estimate of the allocation of the purchase price, the actual allocation of which may differ.

      The accompanying pro forma condensed  financial  statements should be read
      in   conjunction   with  the  historical   financial   statements  of  ASA
      International Ltd. and DDS.

D)    The  following   documents  are   incorporated   by   reference   to   the
      Registrant's Report on Form 10-K filed on March 30, 2000:

10-1 Revolving Demand Note between ASA International Ltd./ASA International Ventures, Inc. and Eastern Bank dated 10/20/99.

10-2 Acquisition Line of Credit Agreement between ASA International Ltd./ASA International Ventures, Inc. and Eastern Bank dated 10/20/99.


E) The following exhibits were filed with the Registrant's Form 8-K on November 15, 1999 and are incorporated herein by reference:

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

10-9  Assignment Agreement dated November 4, 1999.

10-10 Bill of Sale and General Assignment of Assets dated November 4, 1999.

10-11 Assignment of Trademarks dated November 4, 1999.

10-12 Assignment of Copyrights dated November 4, 1999.

F) The following exhibits were filed with the Registrant's Form 8-K on August 13, 1999 and are incorporated herein by reference:

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

10-5  Revolving Promissory Note dated as of August 2, 1999.

10-6  Customer Intangibles License Agreement dated as of August 2, 1999.

10-7  Intellectual Property License Agreement dated as of August 2, 1999.

10-8  Promissory Note dated as of August 2, 1999.

G) The following exhibits were filed with the Registrant's Form 8-K on March 18, 1999 and are incorporated herein by reference:

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

4-6  Sub-Lease and Consent Agreement dated as of March 3, 1999.

4-7  Subordinated Promissory Note dated as of March 3, 1999.

H) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1999:

10   Lease for 475 Sentry  Parkway,  Blue Bell,  Pennsylvania,  dated August 26,
     1998.

I) The following exhibits were filed with the Registrants Form 10-Q on November 16, 1998 and are incorporated herein by reference:

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

10-3 Guarantee Agreement effective September 21, 1998 by ASA International Ltd., as Guarantor, in favor of John Hancock Real Estate Finance, Inc.


J) The following exhibits were filed with the Registrant's Form 8-K on November 4, 1998 and are incorporated herein by reference:

10-1 Rights  Agreement,  dated as of October 21, 1998 between the Registrant and
     American Securities Transfer & Trust, Inc., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate.

10-2 Letter to the holders of the Registrant's  Common Stock,  dated November 4,
     1998 (including summary of Rights).

10-3 Press release, dated October 22, 1998.

K) The following exhibits and Financial Statements were filed with the Registrant's Form 8-K on January 15, 1997 and are incorporated herein by reference:

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

2(c) Reorganization Agreement by and between the Registrant,  TradePoint Systems
     LLC and Christopher J. Crane.


L) The following exhibits were filed with the Registrant's Form 8-K on November 27, 1996 and are incorporated herein by reference:

2(a) First Amendment to the Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Progressive Computer Systems, Inc. dated October 18, 1996.

2(b) Second Amendment to the Purchase Agreement dated November 15, 1996.

M) The following exhibits were filed with the Registrant's Form 8-K on September 20, 1996 and are incorporated herein by reference:

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

3b   Bylaws of ASA International Ventures, Inc.

10-4 Agreement  for  Purchase  and  Sale of  Assets  between  ASA  International
     Ventures, Inc. and ASA Incorporated, dated December 29, 1995.

10-5 Agreement  for Purchase and  Exchange of Assets  between ASA  International
     Ventures, Inc. and ASA International Ltd., dated December 29, 1995.

10-6 Agreement for Exchange of Intangibles  between ASA International  Ventures,
     Inc. and ASA International Ltd., dated December 29, 1995.


O) The following document is incorporated by reference to the Registrant's Form 8-K filed on August 31, 1995:

16 The Registrant announced that it had retained BDO Seidman, LLP, as its new independent accountants, replacing its prior independent accountants, Deloitte & Touche LLP.

P) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1994:

10-5 Promissory Note between ASA Properties, Inc., and Granite State Development
     Corporation, dated December 23, 1992.

10-6 Servicing Agent Agreement between ASA Properties, Inc., and Colson Services
     Corporation, dated May 12, 1993.

10-15Amendment to Merger Agreement by and among the Company,  ASA  Incorporated,
     CommercialWare,  Donald Askin,  and Jonathan  Ellman,  dated  September 15,
     1993.

Q) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 30, 1993:

10-4 Mortgage and Security  Agreement between ASA Properties,  Inc. and Sun Life
     Assurance Company of Canada.

10-5 Promissory  Note of ASA  Properties,  Inc.  in favor of Sun Life  Assurance
     Company of Canada.


R) The following document is incorporated by reference to the Registrant's Form 8-K filed on September 29, 1993:

10-1 Agreement  and Plan of Merger by and among the Company,  ASA  Incorporated,
     CommercialWare, Donald Askin, and Jonathan Ellman, dated as of August 31, 1993.

S) The following documents are incorporated by reference to the Registrant's Report on Form 10-K filed on March 31, 1988:

3b   Bylaws, as amended.


T) The following documents are incorporated by reference to the Company's Registration Statement on Form S-18 (File number 33-5832-B):

4c   Specimen Convertible Note.


U) The following documents are incorporated by reference to the Company's Registration Statement on Form S-1 (File number 33-15381):

3a   Certificate of Incorporation, as amended.


(b)  Reports on Form 8-K.
     -------------------

     Form 8-K filed on October 10, 2000 reporting the sale by the Company of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company, to the management of the subsidiary.

     Form 8-K filed on October 20, 2000 reporting that the Company completed the sale of its SmartTime business to InterPro Business Solutions, Inc. (formerly InterPro Expense Systems, Inc.).

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

                                          ASA INTERNATIONAL LTD.


                                          By /s/ Alfred C. Angelone
                                          -----------------------------------
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.

Name                                    Capacity                   Date
- ----                                    --------                   ----

/s/ Alfred C. Angelone              Director, Chief           March 30, 2001
- --------------------------          Executive Officer,
Alfred C. Angelone                  and President
                                    (principal executive
                                    officer and principal
                                    accounting officer)

/s/ James P. O'Halloran             Director                  March 30, 2001
- --------------------------
James P. O'Halloran

/s/ Alan J. Klitzner                Director                  March 30, 2001
- --------------------------
Alan J. Klitzner

/s/ William A. Kulok                Director                  March 30, 2001
- --------------------------
William A. Kulok

/s/ Robert L. Voelk                 Director                  March 30, 2001
- --------------------------
Robert L. Voelk

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders ASA INTERNATIONAL LTD.

     We have audited the accompanying consolidated balance sheets of ASA International Ltd. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of the Company's foreign subsidiary, which statements reflect total assets of approximately $2,056,000 as of December 31, 1999 and total revenues of approximately $2,899,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in the Summary of Significant Accounting Policies, the Company changed its method of recognizing revenue in 1998 with the adoption of Statement of Position 97-2, "Software Revenue Recognition."

/s/ BDO Seidman, LLP


Boston, Massachusetts
March 2, 2001

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

/s/ Deloitte & Touche, LLP

Treviso, Italy
February 15, 2000

            ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                                    December 31,

                                                             2000                  1999
                                                             ----                  ----
      ASSETS

 CURRENT ASSETS:
      Cash and cash equivalents                        $  1,178,048           $  2,297,364
      Marketable securities                                  25,713              3,365,737
      Receivables - net                                   3,219,020              5,326,722
      Other current                                       1,133,042              1,289,170
      Assets held for future transactions                 2,720,000                      -
      Net assets of SmartTime division                            -              1,411,240
                                                          ---------              ---------

 TOTAL CURRENT ASSETS                                     8,275,823             13,690,233
                                                          ---------             ----------

 PROPERTY AND EQUIPMENT:
      Land and buildings                                  4,255,398              4,192,882
      Computer equipment                                  2,065,400              2,249,005
      Office furniture and equipment                        996,322              1,162,820
      Leasehold improvements                                115,846                142,766
      Vehicles                                              436,097                415,991
      --------                                              -------                -------
                                                          7,869,063              8,163,464

       Accumulated depreciation and amortization          3,247,748              3,092,487
                                                          ---------              ---------

 NET PROPERTY AND EQUIPMENT                               4,621,315              5,070,977
                                                          ---------              ---------

 SOFTWARE
   (less cumulative amortization
   of $4,027,899 and $2,822,289)                          2,721,645              6,034,685

 COST EXCEEDING NET ASSETS ACQUIRED
   (less cumulative amortization
   of $1,429,500 and $1,411,455)                                  -                 18,045

 NOTE RECEIVABLE                                          1,700,000              1,700,000

 OTHER ASSETS                                             1,282,609              1,356,345
                                                          ---------              ---------

                                                       $ 18,601,392          $  27,870,285
                                                       ============          =============

 See notes to consolidated financial statements.

                                                                         December 31,
                                                                         ------------
                                                                  2000                  1999
                                                                  ----                  ----
      LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Notes payable - bank                                      $      -            $   601,527
      Note payable - other                                             -              3,200,000
      Deferred option and license fees                                 -              2,460,000
      Accounts payable                                           676,751              1,047,228
      Accrued expenses                                         2,195,312              2,514,673
      Accrued commissions                                        413,715                436,584
      Customer deposits                                          399,819                514,723
      Deferred revenue                                           658,941              2,056,600
      Current maturities of long-term obligations                 72,049                114,391
                                                                  ------                -------

 TOTAL CURRENT LIABILITIES                                     4,416,587             12,945,726
                                                               ---------             ----------

 LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                                   3,744,126              3,915,331
                                                               ---------              ---------

 LONG-TERM LIABILITIES - Other
                                                                       -                272,220
                                                               ---------                -------

 DEFERRED INCOME TAXES                                           725,000                497,000
                                                                 -------                -------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
   Preferred stock, par value
         $.01 per share: Authorized and unissued,
         1,000,000 shares, 60,000 shares of which are
         designated as Series A Junior Participating
         Preferred Stock                                               -                      -
   Common stock, par value
        $.01 per share: Authorized, 6,000,000 shares;
        issued 4,510,870 and 4,384,458 shares;
        outstanding, 2,982,397and 3,084,985 shares                45,109                 43,845
   Additional paid-in capital                                  7,931,506              7,801,387
   Retained earnings                                           5,160,708              5,131,487
   Accumulated other comprehensive loss:
   Foreign currency translation                                        -               (10,968)
   Unrealized loss on marketable securities                       (3,188)               (26,478)
                                                                  ------                -------
                                                              13,134,135             12,939,273

   Less treasury stock, at cost                                3,418,456              2,699,265
                                                               ---------              ---------

 TOTAL SHAREHOLDERS' EQUITY                                    9,715,679             10,240,008
                                                               ---------             ----------

                                                            $ 18,601,392          $  27,870,285
                                                            ============          =============

 See notes to consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended December 31,
                                                             ------------------------
                                                  2000                 1999                 1998
                                                 ----                 ----                 ----
REVENUES
  Product licenses                           $  5,415,084         $  6,506,376         $  8,490,301
  Services                                     12,737,489           15,062,870           18,217,434
  Computer and add-on hardware                  1,480,510            4,053,289            8,760,421
                                                ---------            ---------            ---------

NET REVENUE                                    19,633,083           25,622,535           35,468,156
                                               ----------           ----------           ----------

COST OF REVENUE
  Product licenses and development              5,051,824            4,456,953            4,650,739
  Services                                      7,848,964            9,485,924           11,742,580
  Computer and add-on hardware                  1,255,094            3,219,535            7,626,820
                                                ---------            ---------            ---------

TOTAL COST OF REVENUE                          14,155,882           17,162,412           24,020,139
                                               ----------           ----------           ----------

EXPENSES
  Marketing and sales                           5,169,271            4,356,610            5,577,389
  General and administrative                    3,545,511            3,570,022            4,002,374
  Amortization of goodwill                         18,045               42,234              336,183
  Impairment loss on capitalized software       1,986,000                    -                    -
                                                ---------            ---------            ---------

TOTAL EXPENSES                                 10,718,827            7,968,866            9,915,946
                                               ----------            ---------            ---------

EARNINGS (LOSS) FROM OPERATIONS                (5,241,626)              491,257            1,532,071
INTEREST EXPENSE                                 (551,898)            (386,396)            (603,299)
INTEREST INCOME
                                                  484,477              508,793              140,837
GAIN ON SALE OF PRODUCT LINES                   6,730,252            3,824,420                    -
OTHER EXPENSE, NET                               (159,653)            (183,237)                   -
EQUITY IN LOSS FROM AFFILIATE                    (977,331)            (165,972)                   -
                                                 --------             --------             ---------

 EARNINGS BEFORE INCOME TAXES                     284,221            4,088,865            1,069,609

INCOME TAXES                                      255,000            1,922,000              653,000
                                                  -------            ---------              -------

NET EARNINGS                                  $    29,221         $  2,166,865          $   416,609
                                              ===========         ============          ===========
BASIC EARNINGS PER
   COMMON SHARE:
    NET EARNINGS                                     $.01                 $.67                 $.12
                                                     ====                 ====                 ====
DILUTED EARNINGS PER
  COMMON SHARE:
    NET EARNINGS                                     $.01                 $.63                 $.11
                                                     ====                 ====                 ====

See notes to consolidated financial statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Years Ended December 31,
                                                                       ------------------------

                                                              2000               1999                 1998
                                                              ----               ----                 ----

NET INCOME                                               $   29,221        $  2,166,865          $   416,609
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
   Foreign currency translation                              10,968            (27,994)               17,026
   Unrealized gain (loss) on marketable securities           23,290            (26,478)
                                                             ------            -------               -------
                                                                                                         -
COMPREHENSIVE INCOME                                     $   63,479        $  2,112,393          $   433,635
                                                         ==========        ============          ===========

See notes to consolidated financial statements.

             ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Common Stock                                                   Treasury Stock
                               ------------                                                   --------------

                                                                                Accumulated
                                                                                   Other
                                                                                 Comprehen-
                                                        Additional                 sive
                                                        Paid-in       Retained    Income/
                             Shares       Amount        Capital       Earnings     (Loss)      Shares         Amount          Total
                             ------       ------        -------       --------     ------      ------         ------          -----
BALANCES, 1/1/98            4,096,502     $40,965    $7,394,281    $2,548,013    $    -        818,396    $(1,585,697)   $8,397,562


Exercise of stock options         210           2          205             -           -            -              -            207
Issuance of contingent
 shares                         80,146         801       26,288            -           -            -              -         27,089
Purchase of Treasury
Stock                               -           -            -             -           -       210,000       (424,354)     (424,354)
Issuance of shares for
  Cedes acquisition            200,000       2,000      373,000            -           -            -              -        375,000
Net earnings                                                          416,609                                               416,609
Foreign currency
translation                         -           -            -             -       17,026           -              -         17,026
                               ------       ------      ------        ------      ------       ------         ------         ------

BALANCES, 12/31/98           4,376,858      43,768    7,793,774     2,964,622      17,026    1,028,396     (2,010,051)    8,809,139

Exercise of stock
   options                       7,600          77        7,613            -           -            -              -          7,690
Purchase of Treasury
Stock                               -           -            -             -           -       271,077       (689,214)     (689,214)
Net earnings                        -           -            -      2,166,865          -            -              -      2,166,865
Foreign  currency
    translation                     -           -            -             -     (27,994)           -              -        (27,994)
Unrealized loss on
  marketable securities             -           -            -             -     (26,478)           -              -        (26,478)
                                ------       ------      ------        ------      ------       ------         ------         ------
BALANCES, 12/31/99           4,384,458      43,845    7,801,387     5,131,487    (37,446)    1,299,473     (2,699,265)   10,240,008



Exercise of stock                                                                                               131,383
   options                     126,412       1,264      130,119                      -              -              -            -
Purchase of Treasury
   Stock                            -           -            -             -         -         229,000       (719,191)     (719,191)
Net earnings
                                    -           -            -         29,221        -              -              -         29,221
Foreign  currency                                                                   10,968                                   10,968
    translation                     -           -            -             -                        -              -
Unrealized gain on marketable
  securities                        -           -            -             -      23,290            -              -         23,290
                               ------       ------      ------        ------      ------       ------         ------         ------
BALANCES, 12/31/00          4,510,870      $45,109   $7,931,506    $5,160,708    $(3,188)    1,528,473    $(3,418,456)   $9,715,679
                            =========      =======   ==========    ==========    =======     =========    ===========    ==========

                                       39
See notes to consolidated financial statements.

           ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                       2000                 1999                  1998
                                                                       ----                 ----                  ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $   29,221         $  2,166,865          $   416,609
  Adjustments to reconcile net earnings
       to net cash provided by (used for) operating
activities:
           Depreciation and amortization                             1,987,098            1,735,286            2,316,093
           Deferred taxes                                              228,000               65,000            (184,000)
           Doubtful receivables provision                              125,443              348,538              203,131
           Gain on divestitures                                     (6,730,252)          (3,824,420)                   -
           Charge for impairment of long-lived assets                1,986,000
           Changes in assets and liabilities,
              net of effects of acquisitions:
              Receivables                                            1,154,482            (430,991)           (2,383,472)
              Other current assets                                     844,864            (601,710)              171,153
              Accounts payable                                        (120,682)           (162,825)           (1,274,586)
              Accrued expenses                                          88,887            (601,084)            3,416,443
              Customer deposits                                       (104,857)           (302,346)              450,277
              Deferred revenue                                      (1,313,672)          2,647,606               473,952
                                                                    ----------           ---------               -------

    Total adjustments                                               (1,854,689)         (1,126,946)            3,188,991
                                                                    ----------          ----------             ---------

    Net cash provided by (used for) operating activities            (1,825,468)          1,039,919             3,605,600

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                               (308,705)           (717,521)           (1,040,547)
    Additions to software                                             (452,920)            (90,817)               (8,283)
    Increases in sales-type leases                                    (187,724)               (575)                 (582)
    Cash received from divestitures, net of cash paid                   40,464           3,437,382                98,272
    Cash paid in acquisition of Design Data Systems                           -         (5,094,507)                     -
    Additions to assets held for future transactions                (1,113,151)                  -                      -
    Proceeds from sale of (additions to) marketable securities       3,363,315          (3,392,215)                     -
    Other assets                                                       147,462              83,574              (350,893)
                                                                       -------              ------              --------
    Net cash provided by (used for) investing activities             1,488,741          (5,774,679)           (1,302,033)
                                                                     ---------          ----------            ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank notes                                                  -              481,473                     -
    Increase in note payable - other                                        -            3,200,000                     -
    Reduction in long-term debt                                      (138,301)            (142,939)           (2,084,463)
    Increase in long-term debt                                              -                    -             3,182,042
    Decrease in long-term liabilities                                 (53,479)             (32,549)               (8,748)
    Issuance of common stock                                          131,383                7,690                   207
    Purchase of Treasury Stock                                       (719,191)            (689,214)             (424,354)
                                                                     --------             --------              --------

    Net cash provided by (used for) financing activities             (779,588)           2,824,461               664,684
                                                                     --------            ---------               -------
 EFFECT OF EXCHANGE RATES ON
    CASH & CASH EQUIVALENTS                                            (3,001)            (54,775)                11,370
                                                                       ------             -------                 ------
 CASH & CASH EQUIVALENTS:
    Net increase (decrease)                                        (1,119,316)         (1,965,074)             2,979,621
    Balance, beginning of year                                      2,297,364           4,262,438              1,282,817
                                                                    ---------           ---------              ---------

    Balance, end of year                                         $  1,178,048        $  2,297,364           $  4,262,438
                                                                 ============        ============           ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During 2000, the Company received a note valued at $3,213,151 in payment of the balance due of $4,820,000 from InterPro Business Solutions, Inc. on the sale of the Company's SmartTime product line. The remainder of the balance due of $1,606,849 was paid in cash and is included in assets held for future transactions. Also during 2000, the Company recorded an unrealized gain on marketable securities of $23,290.

     During 1999, the Company  acquired  substantially  all the assets of Design
Data  Systems   Corporation.   Assets   acquired,   liabilities   assumed,   and
consideration paid for this acquisition were as follows:

   Fair value of assets                               $ 7,776,332
   Liabilities assumed                                 (2,681,825)
                                                    --------------

   Net cash   paid                                    $ 5,094,507
                                                    ==============

     During 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. (renamed ASA Italy). Assets acquired, liabilities assumed, and consideration paid for this acquisition were as follows:


  Fair value of assets acquired
      excluding cash received
      of $306,733                                    $ 1,356,742
  Liabilities assumed                                 (1,080,014)
  Issuance of common stock                              (375,000)
                                                 ----------------

  Net cash received                                  $   (98,272)
                                                 ================

During 1998, the Company issued contingently issuable common stock in the amount of $27,089.

See notes to consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000, 1999, 1998

A.  Summary of Significant Accounting Policies:
    ------------------------------------------

Business description and principles of consolidation
- ----------------------------------------------------

     The Company develops, markets, and provides services for its proprietary enterprise software products and distributes computer hardware to its software customers. The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., ASA Tire Systems Inc., ASA Legal Systems Inc. and Khameleon Software Inc. after elimination of all material inter-company balances and transactions.

Cash equivalents
- ----------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. On a cash basis, interest income received approximates the amounts reported on the statements of operations. The Company had approximately $703,000 and $864,000 invested in money market funds at December 31, 2000 and 1999, respectively.

Concentration of credit risks
- -----------------------------

     Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. Customers' financial condition is reviewed on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Use of estimates
- ----------------

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

Marketable securities
- ---------------------

     At December 31, 2000 and 1999 the Company held investments in a senior secured, floating rate loan, mutual fund. The Company accounts for this investment as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain
Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity.

     At December 31, 2000 and 1999, the fair market values of these investments were approximately $26,000 and $3,366,000. Accumulated unrealized gains/(losses) for the years ended December 31, 2000 and 1999 were approximately ($3,000) and ($26,000).

Assets Held for Future Transactions
- -----------------------------------

     At December 31, 2000, the Company has $2,720,000 classified on the Balance Sheet as current assets under the caption, assets held for future transactions, which are so held for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. This amount represents $7,020,000 in proceeds from the sale of SmartTime, net of $4,300,000 in software and intellectual property exchanged in the Design Data Systems Corporation transaction (see Note B). At December 31, 2000 these funds were invested in an interest bearing account. In February, 2001, these funds were released to the Company for unrestricted use as the time period to complete a like-kind exchange for the remaining unused proceeds from the SmartTime sale had lapsed.

Property and equipment
- ----------------------

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

Advertising
- -----------

     The Company expenses advertising costs as incurred. Advertising expense was approximately $735,000, $519,000, and $653,000 in the years ending December 31, 2000, 1999, and 1998, respectively.

Costs exceeding net assets acquired
- -----------------------------------

     Costs exceeding net assets of businesses acquired were amortized on a straight-line basis over periods of 10 and 20 years through December 31, 2000. At December 31, 2000 these costs were fully amortized.

Revenue recognition
- -------------------

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

Research and development
- ------------------------

     The Company expenses research and development costs as incurred. Costs incurred other than capitalized costs for software were not material.

Software
- --------

     The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. Total amortization of software charged to operations was approximately $1,453,000, $1,305,000, and $1,446,000 for the years ended December 31, 2000, 1999, and 1998, respectively. During the fourth quarter of 2000, the Company recorded a $1,986,000 impairment loss related to its software products which is included in the Consolidated Statement of Operations for the year ended December 31, 2000.

Income taxes
- ------------

     Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

Comprehensive income
- --------------------

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes
rules  for  the   reporting  of   comprehensive   income  and  its   components.
Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gain (loss) on marketing securities and is presented in the consolidated statements of comprehensive income. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

Net earnings per share
- ----------------------

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

Foreign currency translation
- ----------------------------

     In fiscal 2000, the Company sold its foreign subsidiary. Prior to its sale, the Company determined that the local currency of its former Italian Subsidiary was the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency were translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses were translated at average monthly exchange rates. Related translation adjustments were reported as a separate component of shareholders' equity, whereas, gains or losses resulting from foreign currency transactions were included in results of operations.

Effect of New Accounting Pronouncements
- ---------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN44 in Fiscal 2000 and it did not have a material effect on the Company's financial statements.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires the following to occur before the Company can recognize income: 1) Persuasive evidence of an arrangement exists. 2) Delivery has occurred or services have been rendered. 3) The price is fixed or determinable. 4) Collectibility is reasonably assured. SAB 101 has not had a material impact on the Company's balance sheet, statements of operations or cash flows.

B.  Business Acquisitions and Divestitures:
    --------------------------------------

Acquisitions
- ------------

     In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Purchase Agreement). The Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Closing Date"). Pursuant to and as more fully set forth in the Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assume certain of the liabilities of Seller for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was due and payable on the Closing Date and $250,000 was to be deposited with the Escrow Agent to be held pursuant to the terms of the Purchase Agreement. Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company reserved the right to exchange certain software and related intellectual property of Seller (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date between the Company, Seller and SQL (the "Assignment"). The Exchange Agreement provided the Company with the option to purchase the Replacement Property within twelve months of the Closing Date for a purchase price of $4,300,000 plus interest incurred by SQL on the promissory note due November 3, 2000. On the Closing Date, the following actions were completed:

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

Accordingly, the Company recorded the acquisition of Design Data Systems by SQL as if the purchase had been completed by the Company in fiscal 1999 at a purchase price consisting of the $4,300,000 promissory note with SQL, the $700,000 payment to Design Data Systems, the assumption of certain liabilities of Design Data Systems and direct costs of the acquisition. The net assets acquired consisting of approximately $5,900,000 of software, $1,700,000 of other assets, and the assumption of approximately $2,500,000 of liabilities were recorded at their fair values based on the Company's estimate of these values.

     The Company completed the like-kind exchange involving $4,300,000 of Replacement Property in September, 2000 with the completion of the sale of SmartTime (see also Divestitures).

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

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1999                   1998
                                                  ----                   ----

Revenues                                    $ 30,775,000          $ 42,381,000
Net income                                     2,333,000               305,000
Net income per share:
      Basic                                         $.72                  $.09
      Diluted                                       $.68                  $.08

     In January 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("ASA Italy"), subsidiaries of the Findest Group of Padova, Italy. ASA Italy sold enterprise resource planning (ERP) software to mid-range companies in Italy. The transaction involved an exchange of approximately $30,000 in cash, assumption of certain liabilities, and issuance of 200,000 shares of the Company's Common Stock in exchange for the assets of ASA Italy. The acquisition was recorded using the purchase method of accounting whereby the net assets acquired were recorded at their fair values based on the Company's estimate of these values. In September 2000, the Company's Italian subsidiary was sold (see also Divestures).

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

Divestitures
- ------------

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

     The Agreement provided that the Optionee had the option to purchase the SmartTime product line from the LLC at anytime from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price"). The terms and conditions of the acquisition are set forth in an Asset Purchase Agreement dated as of August 2, 1999 (the "Purchase Agreement"). The Purchase Agreement provided that the sale would occur within two days after exercise of the option and the satisfaction of certain other conditions as specified in the Purchase Agreement. During the Option Period, the Optionee employed the employees of the SmartTime product line and bore the risk of its financial performance.

     The Optionee paid an initial option fee in the amount of $1,660,000 upon execution of the Agreement and paid a second option fee on August 1, 2000 in the amount of $540,000. The option fees were non-refundable to the Optionee in the event that the Optionee did not exercise the option to purchase the SmartTime product line. Pursuant to the Agreement, the Optionee loaned to the Company the sum of $3,200,000 (the "Note") (with respect to which the Company has prepaid $160,000 in interest). In addition, the LLC loaned the Optionee an amount equal to the net cash of the LLC available after collection of the LLC's accounts receivable and payment of the LLC's accounts payable.

     The Optionee purchased exclusive licenses to use the customer intangibles and intellectual property of the SmartTime product line during the Option Period for $300,000 and $500,000, respectively.

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

     Assets applicable to the SmartTime division net of liabilities assumed were segregated in the Company's balance sheet at December 31, 1999 and shown as net assets of the SmartTime division. The results for the operations of this product line are shown in the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 under the caption "Equity in Loss from Affiliate."

     A summary of net assets of SmartTime at December 31, 1999 were as follows:

Current assets                                   $ 1,293,103
 Property and equipment                              198,237
 Software                                            643,923
 Liabilities                                        (724,023)
                                             ----------------

 Net assets                                      $ 1,411,240
                                             ================



     Financial data relative to the operation of ASA Italy S.r.l. and the SmartTime business is as follows:

                                         Years Ended December 31,
                                         ------------------------
                              2000                 1999                  1998
                              ----                 ----                  ----

Revenues                 $   1,326           $    5,813             $    9,403
Net income                  (1,289)                (612)                   332
Net income per share:
      Basic                  ($.41)               ($.19)                 ($.10)
      Diluted                ($.41)               ($.19)                 ($.09)

     In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Company did not reflect the $500,000 Junior Note as part of the proceeds due to the uncertainty of the ultimate collection of this Note. Through December 31, 1999, the Company had collected approximately $255,000 on the Junior Note. The remaining balance of $245,000 was collected in 2000. This income is recorded in Other Income (Expense) for the respective period. A pretax gain on the sale of CWI of approximately $3,824,000 is included in the Consolidated Statement of Operations for the year ended December 31, 1999. Financial data relative to the CWI operation is as follows:

                                Year Ended December 31,
                                         1998
                                         ----

Revenues                            $ 10,776,000
Net income                               278,000
Net income per share:
      Basic                                 $.08
      Diluted                               $.08

     In November 1998, the Company entered into a joint venture agreement with a third party whereby the Company will sell and support software products in the United States and Canada. The Company had agreed to provide $500,000 in funding for this venture. No activity occurred under the joint venture agreement during 1998. During 1999, the Company contributed approximately $156,000 in funding to the venture. In January 2000, the joint venture was terminated with all assets, net of liabilities sold to a third party. The Company received a payment of $17,500 in January 2000 and a payment of $52,500 plus interest at 6% in January 2001. The Company has recorded a loss of approximately $86,000 in Other Expense, net in the Consolidated Statements of Operations for the year ended December 31, 1999.

     In December 1996, the Company disposed of substantially all of the assets and liabilities of the Company's international trade product line (Product). In exchange for the assets of Product and the assumption of its liabilities, the Company received a 16% membership interest in TradePoint Systems, LLC (Trade), the acquiring corporation, and a subordinated promissory note in the face amount of $600,000 from Trade. The note bears interest of 12%, is due on December 31, 2002, and was paid in full in 2000. The outstanding balance on this note of $369,000 was included in other assets at December 31, 1999. The remaining 84% interest in Trade is owned by the former President and Director of the Company (Buyer). The Company's investment in Trade, which was originally valued at $500,000, and is accounted for under the cost method was subsequently reduced to $400,000 in fiscal 2000. This investment is included in other assets at December 31, 2000 and 1999.

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

     In 1990, the Company sold the assets of its BIT unit which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000, with a five-year term at 6% interest (discounted value of $272,000 at 10% interest), and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The note was paid in full during 1995. The DMS shares, originally valued at $334,000, included under the category of other assets at December 31, 1998 and 1997, were written down in 1997 to a net realizable value of approximately $150,000. In November 1999, the shares were redeemed by DMS for $25,000 with the remaining balance of approximately $125,000 was written-off and recorded under Other Expense, net in the Consolidated Statement of Operations for the year ended December 31, 1999.

C.  Receivables:
    -----------
                                                          December 31,
                                                          ------------
                                                     2000              1999
                                                     ----              ----
  Trade                                        $  3,309,192      $  4,747,089
  Amounts due from officers and employees           152,283           230,243
  Other                                             272,745           739,147
                                                    -------           -------

                                                  3,734,220         5,716,479

  Less allowance for doubtful accounts              515,200           389,757
                                                    -------           -------

                                               $  3,219,020      $  5,326,722
                                               ============      ============


     Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

     The allowance for doubtful accounts at December 31, 1997 was $163,442. During the three years ended December 31, 2000, 1999, and 1998, the provisions for doubtful accounts were $343,948, $348,538, and $203,131, and write-offs were $218,505, $190,001, and $135,353, respectively.

D.  Notes Payable, Long-Term Obligations, Commitments, and Contingencies:
    --------------------------------------------------------------------


                                                   December 31,
                                                   ------------
                                         2000                       1999
                                         ----                       ----
 Short-term obligations

 Note payable                    $          -               $  3,200,000
                                 ============               ============
 Long-term obligations

 Term loans                      $          -                $   144,310
 Mortgage notes                     3,816,175                  3,884,373
 Capital lease obligations                  -                      1,039
                                 ------------               ------------
                                    3,816,175                  4,029,722

 Less current maturities               72,049                    114,391
                                       ------                    -------

                                 $  3,744,126               $  3,915,331
                                 ============               ============

The current carrying value of long-term obligations approximate their fair market value.

Note Payable
- ------------

     Under the terms of the August 1999 Option to Purchase Agreement for the Company's SmartTime product line, the Company was advanced $3,200,000 at a fixed rate of 5% per annum. The note was paid on August 31, 2000. The interest on the note totaling $160,000 was prepaid upon the execution of the Option to Purchase Agreement.

Revolving demand note
- ---------------------

     In October 2000, the Company entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified account receivables), bearing interest at a rate approximating prime (9.5% at December 31, 2000) plus .5%, which extends through June 30, 2001. This arrangement replaced a previous line of credit. This credit facility requires the Company to maintain stated tangible net worth as well as, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of this agreement. Borrowings are secured by the personal property of the Company.

     There were no borrowings under short-term revolving credit and demand agreements during the years ended 2000, 1999 and 1998.

Term loans
- ----------

     The term loan outstanding at December 31, 1999 was related to the Company's Italian subsidiary, which was sold in September 2000. This debt was assumed by the purchaser of the subsidiary.

Mortgage notes
- --------------

     The Company has three mortgage notes outstanding at December 31, 2000. In September 1998, the Company completed the refinancing of its mortgage related to its Corporate Headquarters in Framingham, Massachusetts. The new mortgage note, in the original amount of $3,000,000, with interest at 7.24% for 10 years provides for monthly principal and interest payments of $20,445 through October 2008 with a final principal payment of approximately $2,638,000 plus interest.

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

     Interest paid for notes payable and long-term debt obligations was approximately $552,000, $386,000, and $603,000, for the years ended December 31, 2000, 1999, and 1998, respectively. The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through January 2006. Total rent expense charged to operations approximated $461,000, $344,000, and $270,000, in 2000, 1999, and 1998, respectively.

     At December 31, 2000, long-term obligations and minimum rental commitments under noncancellable operating leases with initial terms of one year or more are as follows:

                           Long-Term          Operating
                         Obligations           Leases

                      -------------------------------------

   2001                  $     72,049        $     418,816
   2002                        80,153              373,879
   2003                        86,650              375,029
   2004                        93,084              320,435
   2005                       101,263              168,467
   Thereafter               3,382,976               14,062
                      ----------------    -----------------

                         $  3,816,175         $  1,670,688
                      ================    =================

E.  Income Taxes (Credits):
    -----------------------

Earnings (loss) before income taxes is as follows:

                                     Years Ended December 31,
                                     ------------------------
                       2000                 1999                  1998
                       ----                 ----                  ----

Domestic         $   481,221          $  4,397,409           $   922,066
Foreign             (197,000)             (308,544)               147,543
                    --------              --------                -------

Total            $   284,221          $  4,088,865          $  1,069,609
                 ===========          ============          ============

Components of income taxes (credits) are as follows:

                                    Years Ended December 31,
                                    ------------------------

                      2000                 1999                  1998
                      ----                 ----                  ----
Current:
   Federal         $      -          $  1,290,000           $   394,000
   State                  -               499,000               308,000
   Foreign           27,000                68,000               135,000

Deferred            228,000                65,000              (184,000)
                    -------                ------              --------

                  $ 255,000          $  1,922,000           $   653,000
                  =========          ============           ===========


     Until its sale in fiscal 2000, the Company's non-US subsidiary computed taxes at rates in effect in Italy. There were no undistributed earnings of the non-US subsidiary due to cumulative losses.

     On a cash basis, income taxes paid in 2000, 1999, and 1998 were approximately $354,000, $1,170,000, and $633,000, respectively.

    Income taxes are reconciled with the U.S. federal statutory rate as follows:

                                                 Years Ended December 31,
                                                 ------------------------

                                           2000            1999            1998
                                           ----            ----            ----
 Income taxes at U.S. statutory
   federal rate                       $   97,000     $ 1,390,000      $  364,000
 State income tax, net of federal
  income  tax benefit                     35,000         284,000         117,000
 Non-deductible amortization of
   intangibles                             6,000          14,000          81,000
 Foreign tax differential                 94,000         173,000          85,000
 Other, net                               23,000          61,000           6,000
                                          ------          ------           -----

                                      $  255,000     $ 1,922,000      $  653,000
                                      ==========     ===========      ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2000 and 1999 are as follows:

                                                                 2000            1999
                                                                 ----            ----
Deferred tax liabilities:
     Software development deducted for tax, not book        $   485,000     $   183,000
     Differences between book and tax basis of property         107,000          57,000
     Deferred gain on divestitures                              585,000         654,000
     Other                                                       51,000           3,000
                                                            ------------    ------------

                                                              1,228,000         897,000
                                                            ------------    ------------
Deferred tax assets:
     Accruals/reserves                                          470,000         370,000
     Other                                                       33,000          30,000
                                                            ------------    ------------

                                                                503,000         400,000
                                                            ------------    ------------

Net deferred tax liability                                  $   725,000     $   497,000
                                                            ============    ============

F.  Capital Transactions:
    --------------------

    Series A Junior Participating Preferred Stock
    ---------------------------------------------

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

Treasury Stock
- --------------

     Approximately $343,000 of the balance in treasury stock represents the Company's 75% investment in a partnership which consists of shares of its own common stock. The Chief Executive Officer holds the remaining 25% of the investment.

Stock options
- -------------

     At December 31, 2000, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                         2000                1999                 1998
                                                         ----                ----                 ----

Net income (loss)              As reported            $  29,221          $2,166,865           $ 416,609
                               Pro forma                (45,246)          2,119,701             384,132
Basic Earnings (loss)
  per share                    As reported            $    0.01          $     0.67           $    0.12
                               Pro forma              $   (0.01)         $     0.66           $    0.11
Diluted Earnings (loss)
  per share                    As reported            $    0.01          $     0.63           $    0.11
                               Pro forma              $   (0.01)         $     0.62           $    0.10

     The Company's four stock option plans, the 1986, 1988, 1993, and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0% for all years, and expected volatility of 80% for 2000 and 46% for 1999 and 1998, risk-free rates ranging from 5.68% to 6.56% for 2000, 5.18% to 6.15% for 1999, and 5.50% to 5.80% for 1998, and expected lives ranging from 12 to 48 months for 2000, 1999, and 1998.

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates, is presented below:

                               2000                              1999                             1998
                               ----                              ----                             ----
                                             Weighted Average               Weighted Average              Weighted Average
                              Shares         Exercise Price    Shares       Exercise Price      Shares    Exercise Price
                              -----------------------------    -----------------------------    --------------------------

Outstanding at
   beginning of year          450,292          $    1.36       415,752      $    1.17          359,749    $    1.05
Granted                        31,800               2.95        90,000           2.50           60,300         1.90
Exercised                     126,412               1.04         7,600           1.16              210         1.00
Canceled                       15,500               1.99        47,860           1.86            4,087         1.13
                               ------                           ------                           -----

Outstanding at
   end of year                340,180          $    1.60       450,292      $    1.36          415,752    $    1.17
                              =======          =========       =======      =========          =======    =========

Options exercisable
    at year-end               278,271          $    1.38       337,518      $    1.07          319,735    $    1.03
                              =======          =========       =======      =========          =======    =========

Weighted-average
   fair value of options
   granted during
   the year                                    $    2.52                    $    1.42                     $    1.07
                                               =========                    =========                     =========

     As of December 31, 2000, the 340,180 options outstanding under the Plan have exercise prices between $.88 and $3.27, and a weighted-average remaining contractual life of approximately 5 years.

     As of December 31, 2000 the exercisable options outstanding under the Plan have exercise prices between $.88 and $3.27 and a weighted-average remaining contractual life of approximately 4 years.

Common stock reserved
- ---------------------

     At December 31, 2000, the Company has reserved 660,280 shares of its common stock for incentive and nonqualified stock options.

G. Earnings per Share:
   ------------------

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                     2000           1999            1998
                                                     ----           ----            ----

Denominator for basic earnings per share -
  weighted average shares                          3,112,331     3,218,291       3,456,362

Effect of dilutive securities:
  Employee stock options                             181,940       211,553         178,546
                                                 ------------  ------------   -------------

 Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                             3,294,271     3,429,844       3,634,908
                                                 ============  ============   =============

     The following table summarizes securities that which were outstanding as of December 31, 2000, 1999, and 1998, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                        Years Ended December 31,

                             2000              1999              1998
                             -----             -----             -----

Employee stock options       30,800            36,000            3,900


H.  Transactions with Major Suppliers:
    ---------------------------------

      In 1998, the Company made significant purchases from two hardware suppliers totaling approximately $2,900,000.

I.  Geographic Information:
    ----------------------

The following is a summary of selected geographic information as of December 31, 2000, 1999, and 1998.

Revenues:
                           2000                 1999                  1998
                           ----                 ----                  ----

United States        $  18,100,000        $  22,200,000         $  31,500,000
Italy                    1,300,000            2,900,000             3,500,000
Other                      200,000              500,000               500,000
                  -----------------   ------------------    ------------------

Total                $  19,600,000        $  25,600,000         $  35,500,000
                  =================   ==================    ==================


Revenues are attributed to countries based on location of customers.

Long-lived assets:
                             2000                  1999                  1998
                            -----                 -----                 ----

United States          $  10,326,000        $  13,543,000          $  7,528,000
Italy                              -              637,000               737,000
                  -------------------   ------------------    ------------------
                                                        -
Total                  $  10,326,000        $  14,180,000          $  8,265,000
                  ===================   ==================    ==================

J. Commitments:
   -----------

     The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 2000, 1999, and 1998 were approximately $189,000, $149,000, and $132,000, respectively.

     The long-term liability amount outstanding in the December 31, 1999 balance sheet represents an employee severance liability as calculated in conformance with Italian law. The liability is computed on the basis of: the category of employee, their length of service, annual compensation, and includes the effect of inflation. The Company's liability under the law was fully accrued at December 31, 1999.

K. Quarterly Financial Data (unaudited)
   ------------------------------------

                                          Earnings (loss)                         Basic              Diluted
                                              from           Net earnings    earnings (loss)     earnings (loss)
                        Revenue            operations           (loss)          per share           per share
                        -------            ----------           ------          ---------           ---------
2000
- ----
First quarter         $ 5,323,000        $  (595,000)       $  (540,000)         $  (0.17)          $  (0.17)
Second quarter        $ 5,026,000        $  (532,000)       $  (551,000)         $  (0.17)          $  (0.17)
Third quarter         $ 4,975,000        $(1,113,000)       $ 3,135,000          $   1.01           $   0.95
Fourth quarter        $ 4,309,000        $(3,001,000)       $(2,015,000)         $  (0.67)          $  (0.67)

1999
- ----
First quarter         $ 6,407,000        $   541,000        $ 1,713,000          $   0.51           $   0.48
Second quarter        $ 6,996,000        $   339,000        $  144,000           $   0.04           $   0.04
Third quarter         $ 5,258,000        $  (159,000)       $  (83,000)          $  (0.03)          $  (0.03)
Fourth quarter        $ 6,962,000        $  (230,000)       $  393,000           $   0.12           $   0.12