Form 10-Q
period 2001-03-31
ASA INTERNATIONAL LTD
filed 2001-05-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 2001                Commission File Number: O-14741
                   --------------                                        -------

                             ASA International Ltd.
                             ----------------------

             (Exact name of Registrant as specified in its Charter)



           Delaware                                             02-0398205
           --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)



    10 Speen Street, Framingham, MA                            01701
    -------------------------------                            ------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes:   _X_    No: ___



As of March 31, 2001, there were 2,982,397 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,       December 31,
                                                         2001             2000
                                                    -------------     -----------
                                                     (unaudited)
          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $  3,778,269      $ 1,178,048
   Marketable securities                                  27,132           25,713
   Receivables - net                                   2,609,190        3,219,020
   Other current assets                                1,231,157        1,133,042
  Assets held for future transactions                          -        2,720,000
                                                    -------------    -------------

TOTAL CURRENT ASSETS                                   7,645,748        8,275,823
                                                    -------------    -------------

PROPERTY AND EQUIPMENT
  Land and building                                    4,255,398        4,255,398
  Computer equipment                                   2,070,626        2,065,400
  Office furniture and equipment                         996,322          996,322
  Leasehold improvements                                 115,846          115,846
  Vehicles                                               436,097          436,097
                                                    -------------    -------------

                                                       7,874,289        7,869,063
  Accumulated depreciation and amortization            3,352,954        3,247,748
                                                    -------------    -------------

NET PROPERTY AND EQUIPMENT                             4,521,335        4,621,315
                                                    -------------    -------------

SOFTWARE (less cumulative amortization
   of $4,202,801 and $4,027,899)                       2,512,554        2,721,645

NOTE RECEIVABLE                                        1,700,000        1,700,000

OTHER ASSETS                                           1,551,064        1,282,609
                                                    -------------    -------------

                                                    $ 17,930,701     $ 18,601,392
                                                    =============    =============

See Notes to Condensed Consolidated Financial Statements

                 ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,      December 31,
                                                                2001            2000
                                                           ------------     -------------
                                                           (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $    514,244      $    676,751
   Accrued expenses                                           2,406,702         2,609,027
   Customer deposits                                            301,727           399,819
   Deferred revenue                                             580,446           658,941
   Current maturities of long-term obligations                   75,793            72,049
                                                           -------------     -------------

TOTAL CURRENT LIABILITIES                                     3,878,912         4,416,587
                                                           -------------     -------------

LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                         3,721,601         3,744,126
                                                           -------------     -------------

DEFERRED TAXES                                                  725,000           725,000
                                                           -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
     $.01 per share: Authorized and unissued, 1,000,000
     shares, 60,000 shares of which designated as
     Series A Junior Participating Preferred Stock
   Common stock, par value
     $.01 per share: Authorized , 6,000,000 shares;
     issued 4,510,870; outstanding, 2,982,397                    45,109            45,109
   Additional paid-in capital                                 7,931,506         7,931,506
   Retained earnings                                          5,048,797         5,160,708
   Accumulated other comprehensive loss:
   Unrealized loss on marketable securities                      (1,768)           (3,188)
                                                           -------------     -------------

                                                             13,023,644        13,134,135
Less: treasury stock, at cost                                 3,418,456         3,418,456
                                                           -------------     -------------

Total Shareholders' Equity                                    9,605,188         9,715,679
                                                           -------------     -------------

                                                           $ 17,930,701      $ 18,601,392
                                                           =============     =============



See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                     March 31,
                                            -----------     -----------
                                               2001             2000
                                            -----------     -----------
                                                    (Unaudited)
REVENUE
   Product licenses                         $  941,180      $ 1,473,397
   Services                                  2,824,765        3,517,432
   Computer and add-on hardware                380,097          332,434
                                            ----------      -----------

NET REVENUE                                  4,146,042        5,323,263
                                            ----------      -----------

COST OF REVENUE
   Product licenses and development            952,470        1,130,413
   Services                                  1,410,990        2,130,189
   Computer and add-on hardware                300,831          295,124
                                            ----------      -----------

TOTAL COST OF REVENUE                        2,664,291        3,555,726
                                            ----------      -----------

EXPENSES
   Marketing and sales                       1,034,044        1,200,289
   General and administrative                  776,734        1,158,100
   Amortization of goodwill                          -            4,511
                                            ----------      -----------

TOTAL EXPENSES                               1,810,778        2,362,900
                                            ----------      -----------

LOSS FROM OPERATIONS                          (329,027)        (595,363)

INTEREST INCOME (EXPENSE) - NET                 20,297          (18,064)
OTHER INCOME - NET                             122,819          320,790
EQUITY IN LOSS FROM AFFILIATE                        -         (574,629)
                                            ----------      -----------

LOSS  BEFORE INCOME TAX BENEFIT               (185,911)        (867,266)

INCOME TAX BENEFIT                             (74,000)        (327,000)
                                            ----------      -----------

NET LOSS                                    $ (111,911)     $  (540,266)
                                            ==========      ===========

LOSS PER COMMON SHARE:
BASIC AND DILUTED                           $    (0.04)     $     (0.17)
                                            ==========      ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Three Months Ended
                                                               March 31,
                                                    -----------       -----------
                                                       2001              2000
                                                    -----------       -----------
                                                             (Unaudited)

NET LOSS                                            $ (111,911)       $ (540,266)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Foreign currency translation                           -              (577)
      Unrealized gain on marketable securities           1,420            23,022
                                                    ----------        ----------

COMPREHENSIVE LOSS                                  $ (110,491)       $ (517,821)
                                                    ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                                     March 31,
                                                           -----------    -----------
                                                                2001          2000
                                                           -----------    -----------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (111,911)   $  (540,266)
                                                           -----------    -----------
   Adjustments to reconcile net earnings (loss) to net
      cash provided by (used
      for) operating activities:
         Depreciation and amortization                         316,797        532,342
         Changes in assets and liabilities                     (29,704)    (1,486,066)
                                                           -----------    -----------

                  Total adjustments                            287,093       (953,724)
                                                           -----------    -----------

   Net cash provided by (used for) operating activities        175,182     (1,493,990)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                          (7,725)      (195,641)
   Additions to software                                             -       (130,399)
   Decrease (increase) in sales-type leases                     20,508         (7,442)
   Reductions in assets held for future transactions         2,720,000              -
   Reduction in securities                                           -        993,495
   Other assets                                               (288,963)        34,081
                                                           -----------    -----------

   Net cash provided by investing activities                 2,443,820        694,094
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in long-term debt                                  (18,781)      (286,194)
   Decrease in long-term liabilities                                 -        (31,006)
   Issuance of common stock                                          -        120,969
                                                           -----------    -----------

   Net cash used for financing activities                      (18,781)      (196,231)
                                                           -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH
   AND CASH EQUIVALENTS                                              -           (578)
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                   2,600,221       (996,705)
   Balance, beginning of period                              1,178,048      2,297,364
                                                           -----------    -----------

   Balance, end of period                                  $ 3,778,269    $ 1,300,659
                                                           ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 1 - Basis of Presentation
         ----------------------

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2001 and March 31, 2000, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 2 - Loss per Share
         --------------

The weighted average number of common shares outstanding used in the computation of loss per share is summarized as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    ----------    ----------
                                                       2001          2000
                                                    ----------    ----------

Denominator for basic and diluted loss per share -
   Weighted average shares                           2,982,397     3,196,574
                                                    ==========    ==========


Basic and diluted loss per share                    $    (0.04)   $    (0.17)
                                                    ==========    ==========


The following table summarizes securities which were outstanding as of March 31, 2001 and 2000 but not included in the calculation of diluted loss per share because such shares are antidilutive:


                                                        Three Months Ended
                                                             March 31,
                                                    -----------   ----------
                                                       2001          2000
                                                    -----------   ----------

Employee Stock Options                                 340,180       349,792



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

                                          First Quarter of 2001
                                              compared to
                                          First Quarter of 2000


                                           (000's omitted)
                               -----------------------------------------
                                    Revenue        Increase / (Decrease)
                               -----------------   --------  -----------
                                 2001      2000     Amount    Percentage
                               -------   -------   --------  -----------

Product licenses               $   941   $ 1,473   $  (532)     (36%)
Services                         2,825     3,517      (692)     (20%)
Computer and add-on hardware       380       333        47       14%
                               -------   -------    -------

   Net revenue                 $ 4,146   $ 5,323   $(1,177)      22%
                               =======   =======   ========

REVENUE

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $1,177,000, or 22%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The Company's enterprise resource planning
(ERP) systems product line was sold in September 2000. Revenue from existing businesses decreased by approximately $614,000, or 13%, for the period, when compared to the same period in 2000, and approximately $563,000 in revenue from the ERP systems product line for the quarter ended March 31, 2000, is excluded.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $532,000, or 36%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. Product license revenue from existing businesses decreased by approximately $435,000, or 32% for the period, when compared to the same period in 2000, and the product license revenue from the ERP systems product line of approximately $97,000 for the same period in 2000 is excluded. Product license revenues decreased for all product lines except legal systems from the first quarter of 2000 when compared to the first quarter of 2001.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $692,000, or 20%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. Service revenues from existing businesses decreased by approximately $330,000, or 10%, for the period, when compared to the same period in 2000, and the service revenues from the ERP systems product line of approximately $362,000 for the same period in 2000 is excluded. The decrease in service revenues was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $47,000, or 14%, for the quarter ended March 31, 2001, compared to the same quarter ended March 31, 2000. Hardwares revenue from existing businesses increased by approximately $151,000, or 66%, for the period, when compared to the same period in 2000, and approximately $104,000 in hardware revenues from the Company's ERP systems product line is excluded. The increase in hardware revenues from existing businesses was due primarily to increased hardware sales by the tire systems product line.

COST OF REVENUE
---------------

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $178,000, or 16%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $719,000, or 34%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The gross margin percentage for services for the period increased to approximately 50% from 39% of revenue from services for the same period in 2000. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $6,000, or 2%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The increase in dollar amount for the cost of hardware revenues was due primarily to decreased unit sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales increased to 21% for the quarter ended March 31, 2001, from 11% for the quarter ended March 31, 2000. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


EXPENSES

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $166,000, or 14%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the legal systems product line and by the elimination of the marketing and sales expenses of the ERP systems product line.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $381,000, or 33%, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The change primarily reflects decreased general and administrative expenses from the legal systems product line and by the elimination of the expenses related to the ERP systems product line.

The net loss for the quarter ended March 31, 2001 was approximately $112,000, as compared to a net loss of approximately $540,000 for the quarter ended March 31,

2000. The change results from a decrease in loss from operations of approximately $266,000, the decrease in loss from the equity in earnings from affiliate of approximately $575,000, and a decrease in interest expense-net of approximately $38,000, partially offset by a decrease in other income-net of approximately $198,000 and a decrease in income tax benefit of approximately $253,000.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at March 31, 2001 of approximately $3,778,000, an increase of approximately $2,600,000 from December 31, 2000. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at March 31, 2001. At March 31, 2001, the Company had approximately $27,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2000.

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

The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter which are difficult to forecast. Large orders for the Company's products often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the products. Accurately predicting the sales cycle of any large order may be difficult. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company's revenues and operating results could be materially adversely affected. In addition, the Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital.

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

Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests certain of its excess cash in short-term floating rate instruments and senior secured floating rate loan funds which carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

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



                                      ASA International Ltd.
                                      ----------------------
                                            (Registrant)




5/14/01                                 /s/ Alfred C. Angelone
-------                                -----------------------
(Date)                                      (Signature)
                                       Alfred C. Angelone
                                       Chief Executive Officer





5/14/01                                /s/ Terrence C. McCarthy
-------                                ------------------------
(Date)                                        (Signature)
                                       Terrence C. McCarthy
                                       Vice President, Secretary, and Treasurer