Form 10-Q
period 2001-06-30
ASA INTERNATIONAL LTD
filed 2001-08-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 2001              Commission File Number:   O-14741
                    -------------                                        -------


                             ASA International Ltd.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            Delaware                                            02-0398205
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)



   10 Speen Street, Framingham, MA                                   01701
----------------------------------------                        ----------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes: _X_     No: ___



As of June 30, 2001, there were 2,982,397 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                 ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,        December 31,
                                                         2001             2000
                                                     ------------      ------------
                                                     (Unaudited)
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  3,482,584      $  1,178,048
  Marketable securities                                    26,520            25,713
  Receivables - net                                     2,520,486         3,219,020
  Note receivable (face value of $1,700,000
    and related fees of $72,482)                        1,772,482                 -
  Other current assets                                  1,310,316         1,133,042
  Assets held for future transactions                           -         2,720,000
                                                     -------------     -------------

TOTAL CURRENT ASSETS                                    9,112,388         8,275,823
                                                     -------------     -------------

PROPERTY AND EQUIPMENT
  Land and building                                     4,255,398         4,255,398
  Computer equipment                                    2,120,953         2,065,400
  Office furniture and equipment                          996,322           996,322
  Leasehold improvements                                  115,846           115,846
  Vehicles                                                445,072           436,097
                                                     -------------     -------------

                                                        7,933,591         7,869,063
  Accumulated depreciation and amortization             3,458,796         3,247,748
                                                     -------------     -------------

NET PROPERTY AND EQUIPMENT                              4,474,795         4,621,315
                                                     -------------     -------------

SOFTWARE (less cumulative amortization
   of $4,438,198 and $4,207,899)                        2,311,346         2,721,645


NOTE RECEIVABLE                                                 -         1,700,000

OTHER ASSETS                                            1,524,136         1,282,609
                                                     -------------     -------------

                                                     $ 17,422,665      $ 18,601,392
                                                     =============     =============

           See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,        December 31,
                                                                 2001              2000
                                                             ------------      ------------
                                                              (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $    380,400      $    676,751
  Accrued expenses                                              2,302,650         2,609,027
  Customer deposits                                               292,508           399,819
  Deferred revenue                                                476,345           658,941
  Current portion of mortgage notes payable                        77,457            72,049
                                                             -------------     -------------

TOTAL CURRENT LIABILITIES                                       3,529,360         4,416,587
                                                             -------------     -------------
MORTGAGE NOTES PAYABLE, NET OF
  CURRENT PORTION                                               3,701,561         3,744,126
                                                             -------------     -------------

DEFERRED TAXES                                                    725,000           725,000
                                                             -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
     $.01 per share: Authorized and unissued, 1,000,000
     shares, 60,000 shares of which designated as
     Series A Junior Participating Preferred Stock
  Common stock, par value
     $.01 per share: Authorized , 6,000,000 shares;
     issued 4,510,870; outstanding, 2,982,397                      45,109            45,109
  Additional paid-in capital                                    7,931,506         7,931,506
  Retained earnings                                             4,910,965         5,160,708
  Accumulated other comprehensive loss:
  Unrealized loss on marketable securities                         (2,380)           (3,188)
                                                             -------------     -------------

                                                               12,885,200        13,134,135
  Less: treasury stock, at cost                                 3,418,456         3,418,456
                                                             -------------     -------------

TOTAL SHAREHOLDERS' EQUITY                                      9,466,744         9,715,679
                                                             -------------     -------------

                                                             $ 17,422,665      $ 18,601,392
                                                             =============     =============

           See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          June 30,
                                               ---------------------------
                                                    2001           2000
                                               ---------------------------
                                                       (Unaudited)
REVENUE
   Product licenses                            $   704,552     $ 1,329,468
   Services                                      2,608,119       3,358,457
   Computer and add-on hardware                    400,006         337,931
                                               ------------    ------------

NET REVENUE                                      3,712,677       5,025,856
                                               ------------    ------------

COST OF REVENUE
   Product licenses and development                719,563       1,364,223
   Services                                      1,396,143       1,970,576
   Computer and add-on hardware                    292,288         241,722
                                               ------------    ------------

TOTAL COST OF REVENUE                            2,407,994       3,576,521
                                               ------------    ------------
EXPENSES
   Marketing and sales                             862,124       1,327,059
   General and administrative                      768,001         649,585
   Amortization of goodwill                              -           4,511
                                               ------------    ------------

TOTAL EXPENSES                                   1,630,125       1,981,155
                                               ------------    ------------

LOSS FROM OPERATIONS                              (325,442)       (531,820)

INTEREST INCOME - NET                               83,132           6,891
OTHER INCOME - NET                                  11,478               -
EQUITY IN LOSS FROM AFFILIATE                            -        (348,229)
                                               ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                    (230,832)       (873,158)

INCOME TAX BENEFIT                                 (93,000)       (322,000)
                                               ------------    ------------

NET LOSS                                       $  (137,832)    $  (551,158)
                                               ============    ============

LOSS PER COMMON SHARE:
BASIC AND DILUTED                              $     (0.05)    $     (0.17)
                                               ============    ============

           See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                               June 30,
                                                    -----------------------------
                                                         2001             2000
                                                    -----------------------------
                                                             (Unaudited)

REVENUE
   Product licenses                                  $ 1,645,733      $ 2,802,865
   Services                                            5,432,884        6,875,889
   Computer and add-on hardware                          780,102          670,365
                                                    -------------     ------------

NET REVENUE                                            7,858,719       10,349,119
                                                    -------------     ------------

COST OF REVENUE
   Product licenses and development                    1,672,033        2,494,636
   Services                                            2,807,133        4,100,765
   Computer and add-on hardware                          593,119          536,846
                                                    -------------     ------------

TOTAL COST OF REVENUE                                  5,072,285        7,132,247
                                                    -------------     ------------

EXPENSES
   Marketing and sales                                 1,896,168        2,527,348
   General and administrative                          1,544,735        1,807,684
   Amortization of goodwill                                    -            9,023
                                                    -------------     ------------

TOTAL EXPENSES                                         3,440,903        4,344,055
                                                    -------------     ------------

LOSS FROM OPERATIONS                                    (654,469)      (1,127,183)

INTEREST INCOME (EXPENSE) - NET                          103,429          (11,173)
OTHER INCOME - NET                                       134,297          320,790
EQUITY IN LOSS FROM AFFILIATE                                  -         (922,858)
                                                    -------------     ------------

LOSS BEFORE INCOME TAXES                                (416,743)      (1,740,424)

INCOME TAX BENEFIT                                      (167,000)        (649,000)
                                                    -------------     ------------

NET LOSS                                             $  (249,743)     $(1,091,424)
                                                    =============     ============

LOSS PER COMMON SHARE:
BASIC AND DILUTED                                    $     (0.08)     $     (0.34)
                                                    =============     ============

           See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                           ------------------------     ------------------------
                                                               2001          2000           2001          2000
                                                           ------------------------     ------------------------
                                                                  (Unaudited)                 (Unaudited)

NET LOSS                                                   $ (137,832)   $ (551,158)    $ (249,743)  $(1,091,424)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Foreign currency translation                                  -        (2,200)             -        (2,777)
      Unrealized gain (loss) on marketable securities            (612)         (340)           808        22,682
                                                           -----------   -----------    -----------  ------------

COMPREHENSIVE LOSS                                         $ (138,444)   $ (553,698)    $ (248,935)  $(1,071,519)
                                                           ===========   ===========    ===========  ============

           See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                                June 30,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    ------------------------------
                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (249,743)     $ (1,091,424)
                                                                    ------------     -------------

  Adjustments to reconcile net loss to net
  cash provided by (used for) operating
  activities:
  Depreciation and amortization                                         621,346         1,008,467
  Changes in assets and liabilities                                    (443,856)       (1,634,708)
                                                                    ------------     -------------

  Total adjustments                                                     177,490          (626,241)
                                                                    ------------     -------------

  Net cash used for operating activities                                (72,253)       (1,717,665)
                                                                    ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (64,528)         (210,510)
  Additions to software                                                       -          (435,253)
  Decrease in sales-type leases                                          41,244                 -
  Reductions in assets held for future transactions                   2,720,000                 -
  Reduction in securities                                                     -         2,481,614
  Other assets                                                         (282,770)           54,571
                                                                    ------------     -------------

  Net cash provided by investing activities                           2,413,946         1,890,422
                                                                    ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                            (37,157)         (339,535)
  Decrease in long-term liabilities                                           -           (31,588)
  Purchase of treasury stock                                                  -          (249,161)
  Issuance of common stock                                                    -           129,318
                                                                    ------------     -------------

  Net cash used for financing activities                                (37,157)         (490,966)
                                                                    ------------     -------------

EFFECT OF EXCHANGE RATES ON CASH
  AND CASH EQUIVALENTS                                                        -            (2,778)
                                                                    ------------     -------------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                             2,304,536          (320,987)
  Balance, beginning of period                                        1,178,048         2,297,364
                                                                    ------------     -------------

  Balance, end of period                                            $ 3,482,584      $  1,976,377
                                                                    ============     =============

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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal recurring nature necessary for a fair presentation of the Company's results of operations, for the three and six months ended June 30, 2001 and June 30, 2000, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.


Note 2 - Notes Payable - Bank and Debt
--------------------------------------

In July 2001, the Company renewed through June 30, 2002, its revolving demand loan agreement with a bank for up to $1,500,000 which bears interest at prime plus 1/2%.


Note 3 - Note Receivable
------------------------

As part of the agreement for the sale of the Company's former CommercialWare Division (CWI) completed in March, 1999, the Company received a $1,700,000 note at 7.06% which was due with accrued interest on March 3, 2002, and which was secured by a security interest in the intellectual property of CWI. In April 2001, the Company agreed to permit CWI to grant a subordinated security interest in its intellectual property to certain lenders.

In consideration for permitting the grant of the subordinated security interest, the Company received an Amended and Restated Note with an increased rate of interest thereon from 7.06% to 15% and which is due on March 3, 2002 together with all interest previously accrued, and a restructuring fee of approximately $290,000.

The Company will record the restructuring fee in income on a pro-rata basis over the remaining term of the note. A total of approximately $72,000 of this fee is recorded in the Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2001 under the Caption - Interest Income (Expense)
- Net.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 4 - Loss per Share
-----------------------

The weighted average number of common shares outstanding used in the computation of loss per share is summarized as follows:

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                              -------------------------  -------------------------
                                                                 2001          2000         2001          2000
                                                              -----------   -----------  -----------   -----------

Denominator for basic and diluted loss per share -
   Weighted average shares                                     2,982,397     3,175,297    2,982,397     3,186,697
                                                              ===========   ===========  ===========   ===========


Basic and diluted loss per share                              $    (0.05)   $    (0.17)  $    (0.08)   $    (0.34)
                                                              ===========   ===========  ===========   ===========

The following table summarizes securities which were outstanding as of June 30, 2001 and 2000 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                      Three Months Ended
                                           June 30,
                                    ---------------------
                                      2001         2000
                                    --------     --------

Employee Stock Options               340,005      346,492

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------

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

                                        Results of Operations

                                        Second Quarter of 2001
                                              compared to
                                        Second Quarter of 2000

                                         ---------------------     -----------------------
                                               Revenue              Increase / (Decrease)
                                         ---------------------     ------------------------
                                           2001         2000        Amount       Percentage
                                         -------      --------     ---------     ----------

Product licenses                         $   705      $ 1,330      $   (625)        (47%)
Services                                   2,608        3,358          (750)        (22%)
Computer and add-on hardware                 400          338            62         (18%)
                                         --------     --------     ---------

   Net revenue                           $ 3,713      $ 5,026      $ (1,313)        (26%)
                                         ========     ========     =========       ======

REVENUE

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal and e-business software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware, primarily by its tire systems product line. The Company's total revenues decreased by approximately $1,313,000, or 26%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The Company's enterprise resource planning (ERP) systems product line was sold in September 2000. Revenue from existing businesses decreased by approximately $834,000, or 18%, for the period, when compared to the same period in 2000, and approximately $479,000 in revenue from the ERP systems product line for the quarter ended June 30, 2000, is excluded.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $625,000 or 47%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. Product license revenue from existing businesses decreased by approximately $496,000, or 41%, for the period, when compared to the same period in 2000, and the product license revenue from the ERP systems product line of approximately $129,000 for the same period in 2000 is excluded. Product license revenues decreased for all product lines except legal systems from the second quarter of 2000 when compared to the second quarter of 2001. The decrease in product license revenue reflects the current slowdown in spending on technology products and services by businesses throughout the U.S. economy.

Services. The Company's services revenues are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements.

Service revenues decreased by approximately $750,000 or 22%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. Service revenues from existing businesses decreased by approximately $404,000, or 13%, for the period, when compared to the same period in 2000, and the service revenues from the ERP systems product line of approximately $346,000 for the same period in 2000 is excluded. The decrease in service revenues was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products primarily to the Company's tire systems clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $62,000, or 18%, for the quarter ended June 30, 2001, compared to the same quarter ended June 30, 2000. Computer and add-on hardware revenues can fluctuate based on the mix of hardware and ancillary hardware products sold.

COST OF REVENUE
---------------

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $645,000, or 47%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $574,000, or 29%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The gross margin percentage for services for the period increased to approximately 46% from 41% of revenue from services for the same period in 2000. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products for the tire systems product line. Cost of hardware revenues increased by approximately $51,000, or 21%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The increase in dollar amount for the cost of hardware revenues was due primarily to increased sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales decreased to 27% for the quarter ended June 30, 2001, from 28% for the quarter ended June 30, 2000. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $465,000, or 35%, for the quarter ended June 30,

2001, compared to the quarter ended June 30, 2000. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the legal systems and e-business product lines and by the elimination of the marketing and sales expenses of the ERP systems product line.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $118,000, or 18%, for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The change primarily reflects increased general and administrative expenses from the legal and tire systems product lines and partially offset by the elimination of the expenses related to the ERP systems product line.

The net loss for the quarter ended June 30, 2001 was approximately $138,000, as compared to a net loss of approximately $551,000 for the quarter ended June 30, 2000. The change results from a decrease in loss from operations of approximately $206,000, the decrease in loss from the equity in earnings from affiliate of approximately $348,000, an increase in interest income net of approximately $76,000, and an increase in other income net of approximately $11,000, partially offset by a decrease in income tax benefit of approximately $229,000.

                                        Results of Operations

                                    Six Months Ended June 30, 2001
                                             compared to
                                    Six Months Ended June 30, 2000

                                         ---------------------     -----------------------
                                                Revenue             Increase / (Decrease)
                                         --------     --------     ----------   ----------
                                           2001          2000        Amount     Percentage
                                         --------     --------     ----------   ----------
Product licenses                         $ 1,646      $  2,803      $ (1,157)      (41%)
Services                                   5,433         6,876        (1,443)      (21%)
Computer and add-on hardware                 780           670           110        16%
                                         --------     ---------     ---------

   Net revenue                           $ 7,859      $ 10,349      $ (2,490)      (24%)
                                         ========     =========     =========     ======

REVENUE

Net revenue. The Company's total revenues decreased by approximately $2,490,000, or 24%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The Company's enterprise resource planning (ERP) systems product line was sold in September 2000. Revenue from existing businesses decreased by approximately $1,448,000, or 16%, for the period, when compared to the same period in 2000, and approximately $1,042,000 in revenue from the ERP systems product line for the six months ended June 30, 2000, is excluded.

Product licenses. Software license revenues decreased by approximately $1,157,000, or 41%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Product license revenue from existing businesses decreased by approximately $932,000, or 36%, for the period, when compared to the same period in 2000, and the product license revenue from the ERP systems product line of approximately $225,000 for the same period in 2000 is excluded. Product license revenues decreased for all product lines except legal systems from the first six months of 2000 when compared to the first six months of 2001. The decrease in product license revenue reflects the current slowdown in spending on technology products and services by businesses throughout the U.S. economy.

Services. Service revenues decreased by approximately $1,443,000, or 21%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Service revenues from existing businesses decreased by approximately $735,000, or 12%, for the period, when compared to the same period in 2000, and the service revenues from the ERP systems product line of approximately $708,000 for the same period in 2000 is excluded. The decrease in service revenues was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. Hardware revenues increased by approximately $110,000, or 16%, for the six months ended June 30, 2001, compared to the same six months ended June 30, 2000. Hardware revenues from existing business increased by approximately $219,000, or 39%, for the period, when compared to the same period in 2000, and approximately $109,000 in hardware revenues from the Company's ERP systems product line is excluded. The increase in hardware revenues from existing businesses was due primarily to increased hardware sales by the tire systems product line.

COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues and development decreased by approximately $823,000, or 33%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $1,294,000, or 32%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The gross margin percentage for services for the period increased to approximately 48% from 40% of revenue from services for the same period in 2000. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues increased by approximately $56,000, or 10%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase in dollar amount for the cost of hardware revenues was due primarily to increased sales of hardware products by the Company's tire systems product line partially offset by the elimination of the cost of hardware for the ERP systems product line.

The gross margin percentage for hardware sales increased to 24% for the six months ended June 30, 2001, from 20% for the six months ended June 30, 2000. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses decreased by approximately $631,000, or 25%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the legal systems and e-business product lines and by the elimination of the marketing and sales expenses of the ERP systems product line.

General and administrative. General and administrative expenses decreased by approximately $263,000, or 15%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The change primarily reflects increased general and administrative expenses from the legal and tire systems product lines and partially offset by the elimination of the expenses related to the ERP systems product line.

The net loss for the six months ended June 30, 2001 was approximately $250,000, as compared to a net loss of approximately $1,091,000 for the six months ended June 30, 2000. The change results from a decrease in loss from operations of approximately $472,000, the decrease in loss from the equity in earnings from affiliate of approximately $923,000, and a decrease in interest expense-net of approximately $115,000, partially offset by a decrease in other income-net of approximately $186,000 and a decrease in income tax benefit of approximately $482,000.


                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at June 30, 2001 of approximately $3,483,000, an increase of approximately $2,305,000 from December 31, 2000. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at June 30, 2001. At June 30, 2001, the Company had approximately $27,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2000.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On May 4, 2001, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

1. To elect five (5) members to the Board of Directors ("Proposal No. 1"). Nominees for Director were: (a) Alfred C. Angelone; (b) Alan J. Klitzner; (c) William A. Kulok; (d) James P. O'Halloran; and (e) Robert L. Voelk; and

2. To ratify and confirm the appointment of BDO Seidman, LLP, as the independent auditors for the Company for the fiscal year ending December 31, 2001 ("Proposal No. 2").

Of the 3,672,539 shares of the Company's Common Stock of record as of March 20, 2001 able to be voted at the Annual Meeting, a total of approximately 3,110,320 shares were voted, or approximately 84.7% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1 and No. 2 were adopted with the vote totals as follows:

                                                     Shares
                                     Shares          Voting
Proposal                             Voting For      Against       Withheld

   Proposal No. 1

     (a)  Alfred C. Angelone         3,029,055       13,693        67,572
     (b)  Alan J. Klitzner           3,029,600       13,188        67,532
     (c)  William A. Kulok           3,029,835       13,188        67,297
     (d)  James P. O'Halloran        3,029,835       13,188        67,297
     (e)  Robert L. Voelk            3,029,875       13,188        67,257

   Proposal No. 2
                                     3,093,792       14,548        1,980


Item 5.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits
                 --------

         10-1 Amended and Restated Promissory Note made payable by Commercial Ware, Inc. to the Company, dated April 26, 2001.

         10-2 Revolving Demand Note made payable by the Company to Eastern Bank in the Face Amount of $1,500,000.00, dated June 4, 2001.

         10-3 Demand Loan and Security Agreement (All Assets) by and between the Company and Eastern Bank, dated June 4, 2001.


         (b)     Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ASA International Ltd.
                                       ----------------------
                                            (Registrant)




August 14, 2001                        /s/ Alfred C. Angelone
---------------                        ----------------------
(Date)                                       (Signature)
                                       Alfred C. Angelone
                                       Chief Executive Officer





August 14, 2001                        /s/ Terrence C. McCarthy
---------------                        ------------------------
(Date)                                 (Signature)
                                       Terrence C. McCarthy
                                       Vice President, Secretary, and Treasurer