Form 10-Q
period 2001-09-30
ASA INTERNATIONAL LTD
filed 2001-11-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 2001         Commission File Number:  O-14741
                    ------------------                                  -------


                             ASA International Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            Delaware                                           02-0398205
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)



    10 Speen Street, Framingham, MA                                01701
------------------------------------------                       ----------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes: _X_     No: ___


As of September 30, 2001, there were 2,982,397 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                 ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2001            2000
                                                     -----------     -----------
                                                     (Unaudited)
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,772,117     $ 1,178,048
  Marketable securities                                   24,310          25,713
  Receivables - net                                    2,571,069       3,219,020
  Other current assets                                   975,395       1,133,042
  Assets held for future transactions                       --         2,720,000
                                                     -----------     -----------

TOTAL CURRENT ASSETS                                   7,342,891       8,275,823
                                                     -----------     -----------

PROPERTY AND EQUIPMENT:
  Land and building                                    4,255,398       4,255,398
  Computer equipment                                   2,143,901       2,065,400
  Office furniture and equipment                         996,322         996,322
  Leasehold improvements                                 115,846         115,846
  Vehicles                                               445,072         436,097
                                                     -----------     -----------

                                                       7,956,539       7,869,063
  Accumulated depreciation and amortization            3,573,790       3,247,748
                                                     -----------     -----------

NET PROPERTY AND EQUIPMENT                             4,382,749       4,621,315
                                                     -----------     -----------

OTHER ASSETS:
  Software (less cumulative amortization
  of $4,643,626 and $4,207,899)                        2,115,318       2,721,645

  Note Receivable
    (face value of $1,700,000
    and related fees of $144,965)                      1,844,965       1,700,000

  Other Assets                                         1,877,175       1,282,609
                                                     -----------     -----------

TOTAL OTHER ASSETS                                     5,831,458       5,704,254
                                                     -----------     -----------

                                                     $17,563,098     $18,601,392
                                                     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                 ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30,    December 31,
                                                               2001            2000
                                                           -----------     -----------
                                                           (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $    364,321    $    676,751
  Accrued expenses                                           2,295,176       2,609,027
  Customer deposits                                            268,402         399,819
  Deferred revenue                                             490,254         658,941
  Current portion of mortgage notes payable                     58,959          72,049
                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                    3,477,112       4,416,587
                                                          ------------    ------------

MORTGAGE NOTES PAYABLE, NET OF
  CURRENT PORTION                                            3,701,561       3,744,126
                                                          ------------    ------------

DEFERRED TAXES                                                 725,000         725,000
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
     $.01 per share: Authorized and unissued, 1,000,000
     shares, 60,000 shares of which designated as
     Series A Junior Participating Preferred Stock
  Common stock, par value
     $.01 per share: Authorized, 6,000,000 shares;
     issued 4,510,870; outstanding, 2,982,397                   45,109          45,109
  Additional paid-in capital                                 7,931,500       7,931,506
  Retained earnings                                          5,105,862       5,160,708
  Accumulated other comprehensive loss:
  Unrealized loss on marketable securities                      (4,590)         (3,188)
                                                          ------------    ------------

                                                            13,077,881      13,134,135
  Less: treasury stock, at cost                              3,418,456       3,418,456
                                                          ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                   9,659,425       9,715,679
                                                          ------------    ------------

                                                          $ 17,563,098    $ 18,601,392
                                                          ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended
                                            September 30,
                                      -------------------------
                                          2001          2000
                                      -------------------------
                                             (Unaudited)
REVENUE
   Product licenses                   $ 1,288,891   $ 1,519,127
   Services                             2,504,085     3,089,796
   Computer and add-on hardware           208,262       366,086
                                      -----------   -----------

NET REVENUE                             4,001,238     4,975,009
                                      -----------   -----------

COST OF REVENUE
   Product licenses and development       728,888     1,239,498
   Services                             1,339,443     2,131,706
   Computer and add-on hardware           180,540       346,220
                                      -----------   -----------

TOTAL COST OF REVENUE                   2,248,871     3,717,424
                                      -----------   -----------

EXPENSES
   Marketing and sales                    652,935     1,447,784
   General and administrative             938,440       918,713
   Amortization of goodwill                  --           4,511
                                      -----------   -----------

TOTAL EXPENSES                          1,591,375     2,371,008
                                      -----------   -----------

EARNINGS (LOSS) FROM OPERATIONS           160,992    (1,113,423)

INTEREST INCOME (EXPENSE) - NET            81,586       (36,855)
OTHER INCOME - NET                         83,321     6,779,855
EQUITY IN LOSS FROM AFFILIATE                --         (54,473)
                                      -----------   -----------

EARNINGS BEFORE INCOME TAXES              325,899     5,575,104

INCOME TAX EXPENSE                        131,000     2,440,000
                                      -----------   -----------

NET EARNINGS                          $   194,899   $ 3,135,104
                                      ===========   ===========

EARNINGS PER COMMON SHARE:
BASIC                                 $      0.07   $      1.01
                                      ===========   ===========

DILUTED                               $      0.06   $      0.95
                                      ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Nine Months Ended
                                             September 30,
                                      ----------------------------
                                           2001            2000
                                      ----------------------------
                                              (Unaudited)

REVENUE
   Product licenses                   $  2,934,624    $  4,321,992
   Services                              7,936,969       9,965,685
   Computer and add-on hardware            988,364       1,036,451
                                      ------------    ------------

NET REVENUE                             11,859,957      15,324,128
                                      ------------    ------------

COST OF REVENUE
   Product licenses and development      2,400,921       3,734,134
   Services                              4,146,576       6,232,471
   Computer and add-on hardware            773,659         883,066
                                      ------------    ------------

TOTAL COST OF REVENUE                    7,321,156      10,849,671
                                      ------------    ------------

EXPENSES
   Marketing and sales                   2,549,103       3,975,132
   General and administrative            2,483,178       2,726,397
   Amortization of goodwill                   --            13,534
                                      ------------    ------------
TOTAL EXPENSES                           5,032,281       6,715,063
                                      ------------    ------------

LOSS FROM OPERATIONS                      (493,480)     (2,240,606)

INTEREST INCOME (EXPENSE) - NET            185,015         (48,028)
OTHER INCOME - NET                         217,619       7,100,645
EQUITY IN LOSS FROM AFFILIATE                 --          (977,331)
                                      ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES        (90,846)      3,834,680

INCOME TAX EXPENSE (BENEFIT)               (36,000)      1,791,000
                                      ------------    ------------

NET EARNINGS (LOSS)                   $    (54,846)   $  2,043,680
                                      ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                 $      (0.02)   $       0.65
                                      ============    ============

DILUTED                               $      (0.02)   $       0.61
                                      ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                        ------------------------   ------------------------
                                                            2001         2000          2001         2000
                                                        ------------------------   ------------------------
                                                               (Unaudited)               (Unaudited)

NET EARNINGS (LOSS)                                     $  194,899    $3,135,104   $  (54,846)   $2,043,680
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Foreign currency translation                            --          13,745         --          10,968
      Unrealized gain (loss) on marketable securities       (2,210)        4,646       (1,402)       27,328
                                                        ----------    ----------   ----------    ----------

COMPREHENSIVE EARNINGS (LOSS)                           $  192,689    $3,153,495   $  (56,248)   $2,081,976
                                                        ==========    ==========   ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                       2001           2000
                                                                                   --------------------------
                                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                                                              $   (54,846)   $ 2,043,680
                                                                                   -----------    -----------

  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
  Depreciation and amortization                                                        941,770      1,521,724
  Changes in assets and liabilities                                                   (390,792)     1,842,187
  Gain of Sale of Product Line                                                            --       (6,779,855)
                                                                                   -----------    -----------

  Total adjustments                                                                    550,978     (3,415,944)
                                                                                   -----------    -----------

  Net cash provided by (used for) operating activities                                 496,132     (1,372,264)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                  (87,476)      (307,385)
  Additions to software                                                                 (9,400)      (452,920)
  Net cash received from divestiture                                                      --        1,696,916
  Decrease (increase) in sales-type leases                                              81,932       (207,776)
  Reductions (additions) in assets held for future transactions                      2,720,000     (2,720,000)
  Reduction in securities                                                                 --        3,363,315
  Other assets                                                                        (551,458)       283,479
                                                                                   -----------    -----------

  Net cash provided by investing activities                                          2,153,598      1,655,629
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                                           (55,661)      (120,011)
  Decrease in long-term liabilities                                                       --          (53,478)
  Purchase of treasury stock                                                              --         (624,409)
  Issuance of common stock                                                                --          131,383
                                                                                   -----------    -----------

  Net cash used for financing activities                                               (55,661)      (666,515)
                                                                                   -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH
  AND CASH EQUIVALENTS                                                                    --           (3,002)
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                                            2,594,069       (386,152)
  Balance, beginning of period                                                       1,178,048      2,297,364
                                                                                   -----------    -----------

  Balance, end of period                                                           $ 3,772,117    $ 1,911,212
                                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In April 2001, the Company recorded accrued interest receivable on a note receivable which totaled $144,965.





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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2001 and September 30, 2000, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

Certain reclassifications have been made to the financial statements to conform with the 2001 presentation.


Note 2 - Earnings (Loss) per Share

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                               ---------------------   ----------------------
                                                 2001        2000        2001         2000
                                               ---------   ---------   ---------    ---------

Denominator for basic earnings per share -
   weighted average shares                     2,982,397   3,107,266   2,982,397    3,152,387

Effect of dilutive securities:
  Employee stock options                          46,528     177,418        --        192,981
                                               ---------   ---------   ---------    ---------

Denominator for diluted earnings per share -
  adjusted weighted average shares and
  assumed conversions                          3,028,925   3,284,684   2,982,397    3,345,368
                                               =========   =========   =========    =========


Basic earnings (loss) per share                $    0.07   $    1.01   $   (0.02)   $    0.65
                                               =========   =========   =========    =========

Diluted earnings (loss) per share              $    0.06   $    0.95   $   (0.02)   $    0.61
                                               =========   =========   =========    =========

The following table summarizes securities, which were outstanding as of September 30, 2001 and 2000 but not included in the calculation of diluted earnings (loss) per share because such shares are antidilutive:

                             Three Months Ended    Nine Months Ended
                               September 30,          September 30,
                            -------------------    ------------------
                              2001       2000        2001      2000
                            -------     -------    -------    -------

Employee Stock Options      122,580      7,826     122,563       -

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

                              Results of Operations

                              Third Quarter of 2001
                                   compared to
                              Third Quarter of 2000

                               ---------------   ---------------------
                                   Revenue       Increase / (Decrease)
                               ---------------   ---------------------
                                2001     2000     Amount    Percentage
                               ------   ------   --------   ----------

Product licenses               $1,289   $1,519    $ (230)      (15%)
Services                        2,504    3,090      (586)      (19%)
Computer and add-on hardware      208      366      (158)      (43%)
                               ------   ------    ------

   Net revenue                 $4,001   $4,975    $ (974)      (20%)
                               ======   ======    ======      ====


REVENUE

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal and e-business software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware, primarily by its tire systems product line. The Company's total revenues decreased by approximately $974,000, or 20%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The Company's enterprise resource planning (ERP) systems product line which was sold in September 2000, generated approximately $284,000 in revenue for the three months ended September 2000. Revenue from existing businesses decreased by approximately $690,000, or 15%, for the period, when compared to the same period in 2000, and the revenue from the ERP systems product line for the quarter ended September 30, 2000 is excluded.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $230,000, or 15%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. Product license revenue from existing businesses decreased by approximately $203,000, or 14%, for the period, when compared to the same period in 2000, and the product license revenue from the ERP systems product line of approximately $27,000 for the same period in 2000 is excluded. A decrease in product license revenue for the e-business product line was partially offset by increased revenue from the tire dealer and legal systems product lines from the third quarter of 2000 when compared to the third quarter of 2001. The decrease in product license revenue reflects the current slowdown in spending on technology products and services by businesses throughout the U.S. economy.

Services. The Company's services revenues are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $586,000, or 19%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. Service revenues from existing businesses decreased by approximately $327,000, or 12%, for the period, when compared to the same period in 2000, and the service revenue from the ERP systems product line of approximately $259,000 for the same period in 2000 is excluded. The decrease in service revenues was due primarily to decreases in software license revenues, which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products primarily to the Company's tire systems clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $158,000, or 43%, for the quarter ended September 30, 2001, compared to the same quarter ended September 30, 2000. Computer and add-on hardware revenues can fluctuate based on the mix of hardware and ancillary hardware products sold.


COST OF REVENUE
---------------

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $511,000, or 41%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $792,000, or 37%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The gross margin percentage for services for the period increased to approximately 47% from 31% of revenue from services for the same period in 2000. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products for the tire systems product line. Cost of hardware revenues decreased by approximately $166,000, or 48%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The decrease in dollar amount for the cost of hardware revenues was due primarily to decreased sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales increased to 13% for the quarter ended September 30, 2001, from 5% for the quarter ended September 30, 2000. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $795,000, or 55%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses across all product lines and the elimination of the marketing and sales expenses of the ERP systems product line.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $20,000, or 2%, for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The change primarily reflects increased general and administrative expenses from the e-business, legal and tire systems product lines and partially offset by the elimination of the expenses related to the ERP systems product line.

The net earnings for the quarter ended September 30, 2001 was approximately $195,000, as compared to a net earnings of approximately $3,135,000 for the quarter ended September 30, 2000. The change results from a decrease in other income net of approximately $6,697,000, which is partially offset by an increase in earnings from operations of approximately $1,274,000, an increase in interest income - net of approximately $118,000, a decrease in loss from the equity in earnings from affiliate of approximately $54,000 and a decrease in income tax expense of approximately $2,309,000. Other income - net for the three month period ended September 30, 2000 included a gain of approximately $6,780,000 on the sales of the Smart-Time and ERP business.


                              Results of Operations

                      Nine Months Ended September 30, 2001
                                   compared to
                      Nine Months Ended September 30, 2000

                               -----------------------------------------
                                     Revenue       Increase / (Decrease)
                               -----------------   ---------------------
                                 2001      2000     Amount   Percentage
                               -------   -------   --------  ----------

Product licenses               $ 2,935   $ 4,322   $(1,387)     (32%)
Services                         7,937     9,966    (2,029)     (20%)
Computer and add-on hardware       988     1,036       (48)      (5%)
                               -------   -------   -------

   Net revenue                 $11,860   $15,324   $(3,464)     (23%)
                               =======   =======   =======     =====


REVENUE

Net revenue. The Company's total revenues decreased by approximately $3,464,000, or 23%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The Company's enterprise resource planning
(ERP) systems product line, which was sold in September 2000, generated approximately $1,326,000 in revenue for the nine months ended September 30, 2000. Revenue from existing businesses decreased by approximately $2,138,000, or 15%, for the period, when compared to the same period in 2000, and the revenue from the ERP systems product line for the nine months ended September 30, 2000 is excluded.

Product licenses. Software license revenues decreased by approximately $1,387,000, or 32%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Product license revenue from existing businesses decreased by approximately $1,135,000, or 28%, for the period, when compared to the same period in 2000, and the product license revenue from the ERP systems product line of approximately $252,000 for the same period in 2000 is excluded. A decrease in product license revenue for the e-business product line was partially offset by increased product license revenues for the tire dealer and legal systems product lines from the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000.

Services. Service revenues decreased by approximately $2,029,000, or 20%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Service revenues from existing businesses decreased by approximately $1,062,000, or 12%, for the period, when compared to the same period in 2000, and the service revenues from the ERP systems product line of approximately $967,000 for the same period in 2000 is excluded. The decrease in service revenues was due primarily to decreases in software license revenues, which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. Hardware revenues decreased by approximately $48,000, or 5%, for the nine months ended September 30, 2001, compared to the same nine months ended September 30, 2000. Hardware revenues from the tire systems product line increased by approximately $59,000, or 6%, for the period, when compared to the same period in 2000, and approximately $107,000 in hardware revenues from the Company's ERP systems product line is excluded. Computer and add-on hardware revenues can fluctuate based on the mix of hardware and ancillary hardware products sold.


COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues and development decreased by approximately $1,333,000, or 36%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. Cost of services decreased by approximately $2,086,000, or 34%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease in cost of services reflects the reduction in client requirements for training and consulting service previously noted which accompanied the decrease in software license revenues. The gross margin percentage for services for the period increased to approximately 48% from 38% of revenue from services for the same period in 2000. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues decreased by approximately $109,000, or 12%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease in dollar amount for the cost of hardware revenues was due primarily to decreased sales of hardware products by the Company's tire systems product line and the elimination of the cost of hardware for the ERP systems product line.

The gross margin percentage for hardware sales increased to 22% for the nine months ended September 30, 2001, from 15% for the nine months ended September 30, 2000. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses decreased by approximately $1,426,000, or 36%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the legal systems and e-business product lines and the elimination of the marketing and sales expenses of the ERP systems product line.

General and administrative. General and administrative expenses decreased by approximately $243,000, or 9%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The change primarily reflects decreased general and administrative expenses from the legal systems product line and the elimination of the expenses related to the ERP systems product line.

The net loss for the nine months ended September 30, 2001 was approximately $55,000, as compared to net earnings of approximately $2,044,000 for the nine months ended September 30, 2000. The change results from a decrease in other income net of approximately $6,883,000 which is partially offset by an increase in earnings from operations of approximately $1,747,000, an increase in interest income - net of approximately $233,000, a decrease in loss from the equity in loss from affiliate of approximately $977,000 and a decrease in income tax expense of approximately $1,827,000. Other income - net for the nine months ended September 30, 2000 included a gain of approximately $6,780,000 on the sale of the Smart-Time and ERP businesses.


                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at September 30, 2001 of approximately $3,772,000, an increase of approximately $2,594,000 from December 31, 2000. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at September 30, 2001. At September 30, 2001, the Company had approximately $24,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2000.

The Company expects to continue to pursue strategic acquisitions. These acquisitions have been, and are expected to continue to be, financed in a number of ways. Management believes, subject to the conditions of the financial markets, that it should be able to continue its program of acquisitions. However acquisitions create and could create risks and expenses for the Company and present challenges to the Company's management such as: integration of new operations, customers, product lines, technologies and personnel; changes related to the impairment of acquired assets; unanticipated costs or litigation associated with the acquisitions; retaining employees acquired in acquisitions; and gaining acceptance of the acquired products in the Company's markets. If the Company's management is unable to manage these challenges, the Company's business, financial condition or results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in significant dilution to the Company's stockholders.

The Company has experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Large orders for the Company's products often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the products. Accurately predicting the sales cycle of any large order may be difficult. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company's revenues and operating results could be materially adversely affected. In addition, the Company typically receives a substantial portion of its product orders in the last month of the quarter. Orders are shipped as received and, as a result, the Company often has little or no backlog except for support and service revenue. The Company acknowledges the potential adverse impact that such fluctuations and general economic uncertainty could have on its ability to maintain liquidity and raise additional capital.

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

The Company is exposed to the impact of interest rate changes, and investment changes.

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



                                        ASA International Ltd.
                                        ----------------------
                                            (Registrant)




November 14, 2001                       /s/ Alfred C. Angelone
-----------------                       ------------------------
(Date)                                       (Signature)
                                        Alfred C. Angelone
                                        Chief Executive Officer





November 14, 2001                       /s/ Terrence C. McCarthy
-----------------                       ------------------------
(Date)                                        (Signature)
                                        Terrence C. McCarthy
                                        Vice President, Secretary, and Treasurer