Form 10-K
period 2001-12-31
ASA INTERNATIONAL LTD
filed 2002-03-28
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the Fiscal Year Ended:             Commission File Number:
            December 31, 2001                        O-14741
            -----------------                        -------


                             ASA International Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                           02-0398205
-------------------------------                          -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


    10 Speen Street, Framingham, MA                              01701
---------------------------------------                       ----------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code: (508) 626-2727
------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

Title of each class                     Name of each exchange
-------------------                      on which registered
                                         -------------------
None                                     Not Applicable

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

Yes:  X         No:
    -----          ----.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of March 14, 2002, 2,982,397 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $3,021,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



                                                     Part of Form 10-K Annual
                                                     Report in which Document
Document                                             is Incorporated
--------                                             ---------------


Definitive Proxy Statement to be
supplied to Shareholders in conjunction
with the 2002 Annual Meeting of Shareholders         Part III

                                     PART I

ITEM 1.        Business
               --------
GENERAL

Background
----------

     ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 700 businesses in North and South America. The Company designs and develops proprietary enterprise software for the following markets: tire dealer and retreader, law firms, system integrators and e-focused companies. The Company installs its software on a variety of computers and networks, and various Unix/Open Systems hardware platforms, and provides implementation, education, custom development, and long-term software support to its customers.

     The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The Company's current operations are comprised of three product lines and a corporate services group that supports all three product lines. The three current product lines are:

     Tire Systems. Integrated offering of systems and services designed specifically for the multi-user environments of today's tire and automotive after-market businesses. ASA Tire Systems offers e-commerce and business-to-business services through eTirePlace.com as well as ASP services.

     e-Business Management Application Software Systems. Under the name Khameleon, a provider of e-Business management applications for software, service, system integration and e-focused companies. Khameleon's extensive ASP services are targeted to organizations looking to outsource their critical front-office to back-office applications.

     Legal Systems. Under the name of RainMaker, a provider of integrated accounting and practice management software solutions for law firms in the United States.

     The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. ("Properties"), ASA International Ventures, Inc. ("Ventures"), ASA Tire Systems Inc., RainMaker Software, Inc. (formerly ASA Legal Systems, Inc.) and Khameleon Software Inc. ASA Properties, Inc. is the sole and managing member of 10 Speen Street LLC, which is the owner of the Company's corporate headquarters.

     The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone.

Acquisitions and Divestitures within the Past Five Years and Pending Merger
---------------------------------------------------------------------------

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

ASA Italy
---------

     In September 2000, the Company sold all of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company ("S.r.l.") to management of the S.r.l. for nominal cash consideration. In connection with the sale, S.r.l. acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of S.r.l.

SmartTime
---------

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

     In connection with the transaction, TradePoint granted to the Company an irrevocable proxy covering the Company's Common Stock owned by TradePoint. The Company has the right to cause TradePoint to redeem the 16% membership interest in TradePoint held by the Company by notice given on or after March 1, 2002, in exchange for the Company's Common Stock held by TradePoint and the fair market value of the 16% membership interest in TradePoint. TradePoint has the right to redeem the Company's membership interest by notice given on or after December 31, 2001 in exchange for the Company's Common Stock held by it and the greater of $400,000 or the fair market value of the 16% membership interest in TradePoint. To date TradePoint has not given the Company notice of its intent to redeem the membership interest. The Company is currently evaluating its options with regard to requiring the redemption of its membership interest by TradePoint after March 1, 2002.

CompuTrac, Inc.
---------------

     In January 2002, the Company announced the execution of an Agreement and Plan of Merger, dated as of January 3, 2002, under which the Company will acquire CompuTrac, Inc., subject to approval by the shareholders of the Company and CompuTrac. The terms of the merger agreement provide that CompuTrac will be merged into the Company's RainMaker Software, Inc. subsidiary, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,676 shares of the Company's common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments. In connection with the merger agreement, the Company and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. The Company and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby the Company obtained a proxy to vote such stockholders shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.

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

 Legal Systems
 -------------

     The Company provides integrated client/server-based financial management, knowledge base management and file room management systems for mid-size law firms and corporate legal departments throughout the United States. The Company's Visual Pyramid, Visual FastTrack and Visual One products are a powerful, fully integrated suite of legal specific applications designed to run on PC networks. The products are written using Microsoft development tools and Microsoft relational database technology. Systems range in price between approximately $50,000 and $200,000.

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

e-Business Management Applications Software
-------------------------------------------

     The Company offers a modular suite of back-office and front-office software applications based on the Oracle platform, marketed under the name Khameleon Software. The product is designed to enable the integration of key financial and operations business processes for companies selling products and services with on-going customer maintenance and support agreements. Specific business sectors using the product include education, engineering services, publishing, software development and distribution, systems integration, resellers, government contractors, and contract furnishings distributors. The following modules are offered: Marketing & Sales Force Automation, Contracts & Logistics Management, Project Accounting & Management, Customer Relationship Management and Financial Accounting & Management. Systems range in price from approximately $50,000 to $200,000.

Marketing
---------

     The Company markets its products and services to new prospects and existing customers primarily using the Company's direct sales force, assisted by technical personnel. These personnel are trained in the Company's product and service offerings and in the operations of the Company's customers. The Company uses its own personnel, rather than third-party distributors, because the Company's prospects and existing customers often lack comprehensive computer and systems technical expertise and require a "consultative" selling approach, involving a long selling cycle.

     More importantly, the Company's objective is to develop a direct, long-term relationship with each customer. This marketing approach requires substantial, specialized knowledge of the requirements of the Company's customers generally not available from third-party distribution arrangements. These requirements result from the intangible nature of applications software and related services, the sophistication of the Company's products and the need for each customer to understand how the Company's products and services will work to meet the customer's requirements. The Company's sales force is supported by marketing personnel who develop advertising and marketing campaigns; produce product literature, periodic newsletters, and direct mail campaigns; arrange attendance at trade shows and conventions; and sponsor seminars.

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

     Once a prospect is qualified as to interest in the Company's products and/or services, the direct sales and, as required, support personnel, visit the prospect to understand the prospect's specific requirements. This process usually results in the preparation of a written proposal, which describes the hardware, software, and services that will meet the prospect's requirements. This sales cycle can be long, ranging from six months to beyond one year. The Company believes the success of its sales activities depends upon this consultative approach.

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

Revenue by Product Line
-----------------------

     During the fiscal years ended December 31, 2001, 2000 and 1999, the Company's revenue by product line was approximately as follows:

                                               2001                            2000                            1999
                                               ----                            ----                            ----
Product Line                       Revenue             %           Revenue             %           Revenue             %
------------                       -------             -           -------             -           -------             -

Tire Systems                     $ 6,852,000          47%        $ 5,798,000          29%        $10,741,000          42%
Legal Systems                      3,416,000          23%          4,099,000          21%          6,222,000          24%
e-Business Management
   Applications Software           4,477,000          30%          7,851,000          40%          1,965,000           8%
ERP Systems                                -                       1,326,000           7%          2,899,000          11%
SmartTime Software/
   Legacy products                         -            -            559,000           3%          3,796,000          15%
                              ---------------      -------   ----------------      -------   ----------------      -------

                                 $14,745,000         100%        $19,633,000         100%        $25,623,000         100%
                              ===============      =======   ================      =======   ================      =======

Backlog
-------

     Set forth below is information concerning the Company's backlog at December 31, 2001 and 2000, respectively:

                                             Backlog at December 31,
                                             -----------------------

                                        2001                      2000
                                        ----                      ----
                                              Support                   Support
Product Line                     Total       Contracts      Total      Contracts
------------                     -----       ---------      -----      ---------

Tire Systems/Legacy Products   $2,900,000   $2,800,000   $3,600,000   $2,700,000
Legal Systems                   1,900,000    1,600,000    2,000,000    1,700,000
e-Business Management
   Applications Software        1,400,000    1,300,000    2,500,000    2,000,000
                               ----------   ----------   ----------   ----------

                               $6,200,000   $5,700,000   $8,100,000   $6,400,000
                               ==========   ==========   ==========   ==========


     The Company expects that all of the backlog existing at December 31, 2001 will be filled in fiscal year 2002. Support contracts are generally cancelable by the Company or the Company's customers upon 90 days prior written notice.

Competition
-----------

     The Company's primary competitors for Tire Systems are Goodyear, Madden Co., OpenWebs and TireMaster. The Company believes the principal competitive factors for tire systems are: the ability to offer B2B products via the Internet; the ability to offer web site development; ASP offering; complete point-of-sale functionality to assist sales personnel to maximize gross margin on each sale; the ability to post data automatically to the accounting system; the ability to track the manufacturing process of tire retreaders; the ability to have electronic connectivity to manufacturers; and the availability of marketing products which assist in retaining and increasing existing customer business. The Company believes it competes favorably with respect to all of these factors.

     The Legal Systems market is highly competitive. The Company's primary competitors for legal systems are CMS/DATA Corp., Elite Data Processing, Juris, Prolaw, Omega and Provantage. The Company believes that the principal competitive factors in the legal systems business are: vendor reputation and references; the ability to provide 32 bit client/server products with a GUI front end and MS SQL Server back end; the ability to easily interface with other Windows-based applications; the ability to run both the "front-office" and the "back-office" applications on a single network; product reliability; and the quality of professional services and support. The Company believes it competes favorably with respect to all of these factors.

     The e-Business Management Applications Software market is also highly competitive. The primary competitors for the Company's Khameleon product line are SOFTRAX, Great Plains, Navision, Oracle, Deltek and Lawson. The Company believes the principal competitive factors for these systems are: cost; name recognition; the quality of professional services and support; and the ability to manage business processes that integrate customers; suppliers and business partners. While the Company believes it competes favorably with respect to most of these factors, it has embarked on a marketing campaign to increase the visibility of its product in the marketplace. This campaign includes the use of direct mail, email broadcasting, search engine optimization, on-line and print advertising and public relations.

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

Employees
---------

     As of December 31, 2001, the Company had 98 full time employees. Of these employees, 7 are executive officers or senior managers, 14 are engaged in marketing and sales, 41 in customer support and training, 19 in product/custom development or engineering and 17 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

Financial Information about Geographic Areas
--------------------------------------------

     See Item 14(a)1, Note H, in the Company's Notes to Consolidated Financial Statements.


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

The Company maintains the following additional offices:

                                                      Current              Date of Lease
       Location                Monthly Rent           Office Area          Expiration
       --------                ------------           -----------          ----------
Blue Bell, Pennsylvania          $12,991              9,667 s.f.          January 31, 2006

Kirkland, Washington             $6,190               3,720 s.f.          October 31, 2006

Clearwater, Florida              $17,252              16,252 s.f.         September 30, 2004


ITEM 3.     Legal Proceedings
            -----------------

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


ITEM 4.     Submission of Matters to a Vote of Security-Holders
            ---------------------------------------------------

     (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 2001, through the solicitation of proxies or otherwise.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.

                                    PART II

ITEM 5.     Market Price of and Dividends on the Company's Common Equity and
            ----------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

     The Common Stock of ASA International Ltd. is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ASAA. The table below indicates the high and low sales prices of the Company's Common Stock during 2000 and 2001:

    Calendar Year 2000              Low              High
    ------------------              ---              ----

      First Quarter                 $2.750           $7.000
      Second Quarter                $2.875           $4.125
      Third Quarter                 $3.125           $3.313
      Fourth Quarter                $1.500           $3.156

    Calendar Year 2001              Low               High
    ------------------              ---               ----

      First Quarter                 $1.375           $2.625
      Second Quarter                $1.250           $1.750
      Third Quarter                 $1.000           $1.560
      Fourth Quarter                $1.100           $1.450

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,146 holders of record of the Company's outstanding Common Stock as of March 14, 2002. Each holder of Common Stock is also the holder of a Preferred Stock Purchase Right which entitles the holder to purchase one one-hundredths of a share of Series A Junior Participating Preferred Stock of the Company for each share of Common Stock held by such person upon satisfaction of certain conditions set forth in the Company's Shareholders Rights Plan.

     Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, August 1998, July 1999, January 2000, and October 2000, the Company is authorized to repurchase up to $2,250,000 of its Common Stock. The Company did not repurchase any of its Common Stock in 2001. Prior to 2001, the Company repurchased shares as follows for the months indicated:

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

     2000                    Number of Shares         Per Share Purchase Price
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

ITEM 6.     Selected Consolidated Financial Data
            ------------------------------------
            (in thousands, except per share amounts)

     The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2001 are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by Sansiveri, Kimball & McNamee L.L.P., the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations data for the years ended December 31, 2000, and 1999, and the balance sheet data as of December 31, 2000 are derived from the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's then independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations for the years ended December 31, 1998 and 1997, and the balance sheet data as of December 31, 1999, 1998, and 1997 are derived from financial statements audited by BDO Seidman, LLP.

     The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                                 Years Ended December 31,
                                                 ------------------------

                                    2001        2000        1999       1998       1997
                                    ----        ----        ----       ----       ----
Operating Data:                                (a)(b)      (c)(d)       (d)

Revenues                          $ 14,745    $ 19,633    $ 25,623   $ 35,468   $ 25,507
Costs of Revenue, Expenses and
   Other Income and Expenses
   excluding income tax expense     15,194      19,349      21,534     34,398     24,534
Earnings (Loss)
   from Operations                    (931)     (5,242)        491      1,532      1,485
Net Earnings (Loss)                   (309)         29       2,167        417        388

Basic Earnings (Loss) per
   Common Share                   $  (0.10)   $   0.01    $   0.67   $   0.12   $   0.12
Diluted Earnings (Loss) per
   Common Share                   $  (0.10)   $   0.01    $   0.63   $   0.11   $   0.11


                                   2001     2000      1999      1998      1997
                                   ----     ----      ----      ----      ----
Balance Sheet Data:

Total Assets                     $16,748   $18,601   $27,870   $19,732   $17,826
Long-Term Obligations              3,661     3,744     3,915     4,068     2,696
Long-Term Liabilities - other       --        --         272       305      --
Shareholders' Equity               9,405     9,716    10,240     8,809     8,398

Factors That Effect the Comparability of the Financial Information
------------------------------------------------------------------

     (a) Includes the pretax gain on the sale in September 2000 of ASA Italy (formerly Cedes) of $14,000. ASA Italy's revenues were $3,513,000, $2,898,000 and 1,326,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     (b) Includes the pretax gain on the sale in August 2000 of SmartTime Software of $6,716,000. SmartTime's revenues were $6,412,000, $5,890,000 and $2,915,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     (c) Includes the pretax gain on the sale in March 1999 of CommercialWare of $3,824,000. CommercialWare's revenues were $7,603,000 and $10,776,000 for the years ended December 31, 1997 and 1998, respectively.

     (d) Includes the continuing operations of the following companies acquired by ASA from their respective dates of acquisition: Cedes S.r.l. and SIPI-U S.r.l., (together, "Cedes") (January 13, 1998), and Design Data Systems Corporation (November 4, 1999).

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

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

Results of Operations
---------------------

Comparison of 2001 to 2000
--------------------------

                                          (000's omitted)
                               -----------------------------------------
                                   Revenue          Increase/(Decrease)
                               -----------------   ---------------------

                                2001      2000      Amount    Percentage
                                ----      ----      ------    ----------

Services                       $10,139   $12,737   $(2,598)     (20)%
Product licenses                 3,395     5,415    (2,020)     (37)%
Computer and add-on hardware     1,211     1,481      (270)     (18)%
                               -------   -------    -------

Net Revenue                    $14,745   $19,633   $(4,888)     (25)%
                               =======   =======    =======

 REVENUE

     Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company sold its ERP business, which was based in Italy, on September 25, 2000. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $4,888,000, or 25%, for the period when compared to the year ended December 31, 2000. Revenue from existing businesses decreased by approximately $3,562,000, or 19% for the period, when approximately $1,326,000 in revenue from the Company's ERP product line sold in September 2000 for the year ended December 31, 2000 is excluded. The Company believes that the difficult economic conditions in the United States during 2001 have resulted in reduced technology spending by many of the Company's customers and prospects.

     Services. Services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under self-renewing maintenance agreements. Service revenues decreased by approximately $2,598,000, or 20%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. Service revenue from existing businesses decreased by approximately $1,631,000, or 14% for the period, when compared to 2000, and the service revenue from the ERP product line of approximately $967,000 for 2000 is excluded.

     Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $2,020,000, or 37%, for the year ended December 31, 2001, compared to the same period in 2000. Product license revenue from existing businesses decreased by approximately $1,768,000, or 34%, for the period, when compared to 2000, and the product license revenue from the ERP product line of approximately $252,000 for 2000 is excluded.

     Computer and add-on hardware. Hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $270,000, or 18%, for the year ended December 31, 2001, compared to the same period in 2000. Revenue from computer and add-on hardware decreased by approximately $163,000, or 12%, for the year when compared to 2000 and the revenue from computer and add-on hardware from the ERP product line of approximately $107,000 for 2000 is excluded. The decrease in hardware revenues was due primarily to the decrease of hardware unit sales by the Company's tire systems product line.

COST OF REVENUE

     Services. Cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $2,516,000, or 32%, for the year ended December 31, 2001, compared to the same period in 2000, due primarily to the lower level of services revenue in 2001 compared to 2000. The gross margin percentage for services for the year ended December 31, 2001 increased to approximately 47% from 38% of revenue from services in 2000. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $2,007,000, or 40%, for the year ended December 31, 2001, compared to the same period in 2000. Cost of product license and development decreased by approximately $1,895,000, or 38%, for the year when compared to 2000, and the cost of product licenses and development from the ERP product line of approximately $112,000 for 2000 is excluded. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

     Computer and add-on hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $311,000, or 25%, for the year ended December 31, 2001, compared to the prior period. The decrease in dollar amount for the cost of hardware revenues for the year ended December 31, 2001 was due primarily to decreased unit sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales increased to 22% for the year ended December 31, 2001, from 14% in the same period in 2000. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES

     Marketing and sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $2,098,000, or 41%, for the year ended December 31, 2001, compared to 2000. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the ERP systems and the decrease in sales and marketing expenses for all product lines of the Company.

     General and administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased approximately $263,000, or 7%, for the year ended December 31, 2001, compared to the same period in 2000. The elimination of the expenses related to the ERP systems product line and a decrease in these expenses for the legal systems product line are offset by increased general and administrative expenses from the tire and Khameleon Software product lines.

     The net loss for the year ended December 31, 2001 was approximately $309,000, as compared to net earnings of approximately $29,000 for 2000. The change results from a decrease in the gain on the sale of product lines of $6,707,000, which was partially offset by a decrease in the loss from operations of $4,311,000, a decrease in interest expense of $215,000, an increase in interest income of $121,000, a decrease in other expense - net of $350,000, a decrease in the equity in loss from affiliate of $977,000, and a decrease in income tax expense of $395,000.

Comparison of 2000 to 1999
--------------------------
                                            (000's omitted)
                               ------------------------------------------
                                   Revenue          Increase/(Decrease)
                               -----------------  -----------------------

                                 2000      1999     Amount     Percentage
                                 ----      ----     ------     ----------

Services                       $12,737   $15,064   $(2,327)      (15)%
Product licenses                 5,415     6,506    (1,091)      (17)%
Computer and add-on hardware     1,481     4,053    (2,572)      (63)%
                               -------   -------    -------

Net Revenue                    $19,633   $25,623   $(5,990)      (23)%
                               =======   =======    =======

REVENUE

     During 2000, the Company completed a product line disposition, and in 1999, the Company completed a product line disposition, a discontinuation of a product line pending its sale, and one product line acquisition. The revenues related to these product lines for the years ended December 31, 2000 and 1999 are as follows.

                                                     (000's omitted)
                                             -----------------------------------
                                             Revenue for year ended December 31,
                                             -----------------------------------
Disposition/Discontinuation:

Product Line               Month                    2000           1999
------------               -----                    ----           ----

ERP                     September 2000             $1,326         $2,898
SmartTime Software      August 1999                $ --           $2,915
                                                   ------         ------

                        Total                      $1,326         $5,813
                                                   ======         ======

Acquisition:

Product Line               Month                    2000           1999
------------               -----                    ----           ----

Khameleon Software      November 1999              $7,851         $1,965
                                                   ======         ======

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

COST OF REVENUE

     Product licenses and development. Cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $595,000 for the year ended December 31, 2000, compared to the same period in 1999. Cost of product license and development increased by approximately $1,411,000, or 39%, for the year when compared to 1999, and the cost of product licenses and development from the SmartTime product line for 1999 is excluded. The costs of product license and development for Khameleon, acquired in November 1999, increased by approximately $1,931,000 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. These costs increased from approximately $917,000 for a partial year of operations in the year ended December 31, 1999 to approximately $2,848,000 for a full year of operations in the year ended December 31, 2000. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

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

Liquidity and Capital Resources
-------------------------------

     The Company had total cash and cash equivalents at December 31, 2001 of approximately $4,024,000, an increase of approximately $2,846,000 from December 31, 2000. The Company had a maximum line of credit totaling $1,500,000 available at December 31, 2001 and 2000. At December 31, 2001, the Company had approximately $24,000 invested in marketable securities, a decrease of approximately $2,000 from December 31, 2000.

     In January 2002, the Company announced the execution of an Agreement and Plan of Merger, dated as of January 3, 2002, under which the Company will acquire CompuTrac, Inc. subject to approval by the shareholders of the Company and CompuTrac. The terms of the merger agreement provide that CompuTrac will be merged into the Company's RainMaker Software, Inc. subsidiary, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,679 shares of the Company's common stock and approximately $1,300,000 in cash which is presently on CompuTrac. Inc.'s balance sheet, subject to certain conditions and adjustments. In connection with the merger agreement, the Company and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. The Company and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby the Company obtained a proxy to vote such stockholders' shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.

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

Critical Accounting Policies
----------------------------

     The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed in management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that the Company's preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Revenue recognition. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue is recognized when all of the following are met: pervasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed and determinable; and collectibility is probable. For multiple-element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple-element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant modification or customization, revenue is recognized on the percentage-of-completion method.

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

     Based on the Company's reading and interpretation of these SOPs, the Company believes that its current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in the Company's business practices could result in future changes in its revenue accounting policies that could have a material adverse effect on its business, financial condition and results of operations.

     The Company's revenue recognition policy is significant because the Company's revenue is a key component of its results of operations. In addition, the Company's revenue recognition determines the timing of certain expenses, such as commissions and license costs. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of the Company's revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter and could result in future operating losses.

     Software. The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. The Company periodically reviews the carrying value of its software to determine whether an impairment exists. Relevant cash flow and profitability information, including estimated future operating results, trends, and other available information are considered in assessing whether the carrying value of the software can be recovered. If it is determined that the carrying value of the software will not be recovered from the undiscounted cash flows, the carrying value of the software would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of undiscounted future cash flows available to recover the carrying value related to the software. Future adverse changes in market conditions could result in an inability of the Company to recover the carrying value of the software, thereby possibly requiring an impairment charge in the future.

     Acquired software and other acquired intangibles. The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's consolidated financial statements.

Effect of New Accounting Pronouncements
---------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to five years. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     In August 2001, SFAS 144 was issued regarding the "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001.

     At December 31, 2001, the Company had no recorded goodwill on its balance sheet. The Company does not anticipate any material adjustments to its financial statements as a result of the adoption of SFAS 144.

Certain Factors That May Affect Future Results
----------------------------------------------

ASA is heavily dependent on the software industry and changes in the industry could harm ASA's business and operating results.

     The software industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the software industry are currently experiencing the effects of a downturn in economic conditions. This downturn is leading to reduced demand for the services provided by software companies like ASA. These changes in demand and in economic conditions have resulted and may continue to result in customer cancellation or rescheduling of orders, which could affect ASA's results of operations. In addition, a protracted general recession in the software industry could have a material adverse effect on ASA's business, financial condition and results of operations.

ASA's operating results may fluctuate substantially, which may cause its stock price to fall.

     ASA's quarterly and annual results of operations have varied in the past, and ASA's operating results may vary significantly in the future due to a number of factors including, but not limited to, the following:

o   timing of orders from major customers;
o   mix of products and services;
o   pricing and other competitive pressures;
o delays in new product development, which could cause ASA to be unable to meet customer delivery schedules;
o   economic conditions in the software industry; and
o   ASA's ability to time expenditures in anticipation of future revenues.

ASA is subject to risks associated with acquisitions, and these risks could harm ASA's operating results and cause its stock price to decline.

     ASA has historically pursued a strategy of growth through acquisitions. These acquisitions have primarily involved acquisitions of entire companies. Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

o the potential inability to successfully integrate acquired operations, product lines, technologies, personnel and businesses or to realize anticipated synergies, economies of scale or other value;
o    diversion of management's attention;
o    difficulties in coordinating management of operations at new sites;
o difficulties associated with managing and integrating operations in distant geographic locations;
o the possible need to restructure, modify or terminate customer relationships of the acquired company; and
o    loss of key employees of acquired operations.

     ASA may experience problems in integrating operations previously acquired by ASA or operations associated with any future acquisition. ASA cannot assure you that any recent or future acquisition will result in a positive contribution to ASA's results of operations. In particular, the successful combination of ASA with any business ASA acquires in the future will require substantial effort for each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any future acquisition, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm ASA's ability to realize the anticipated benefits of any future acquisition. Any failure by ASA to realize the anticipated benefits of its acquisitions could harm its business, financial condition and operating results, and could cause the price of ASA's common stock to decline. In addition, future acquisitions may result in significantly dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or impairment charges. These factors could harm ASA's business, financial condition and operating results and cause the price of ASA's common stock to decline.

Some executives officers and key personnel are critical to ASA's business and these officers and key personnel may not remain with ASA in the future.

     ASA's success depends upon the continued service of some executive officers and other key personnel. Generally, ASA's employees are not bound by employment or noncompetition agreements, and there can be no assurance that ASA will retain its officers and key employees. If ASA loses the services of Alfred C. Angelone, chairman and chief executive officer of ASA, or one or more of its other executive officers or key employees, or if one or more of these individuals decides to join a competitor or otherwise compete with ASA, ASA's business, operating results and financial condition could be seriously harmed.

ASA may need additional capital in the future, which may not be available.

     ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivables), bearing interest at a rate approximating prime minus .5%, which extends through June 30, 2002. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

ASA may need to refinance its headquarters in the future, which may not be possible.

     ASA has a mortgage related to its corporate headquarters in Framingham, Massachusetts. The mortgage note, in the original amount of $3,000,000 with interest at 7.24% for 10 years, provides for monthly principal and interest payments of $20,445 through October 2008 with a final payment of approximately $2,638,000 plus interest. If ASA's capital resources are insufficient to meet the monthly or final payment obligations, ASA will have to raise additional funds or relocate its headquarters, which may not be possible on attractive or reasonable terms.

ASA's operating results are subject to fluctuations.

     ASA has historically experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. ASA's quarterly revenues and operating results depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Large orders for ASA's products often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the products. Accurately predicting the sales cycle of any large order may be difficult. If one or more large orders fail to close as forecasted in a fiscal quarter, ASA's revenues and operating results could be materially adversely affected. In addition, ASA typically receives a substantial portion of its product orders in the last month of a quarter. Orders are shipped as received and, as a result, ASA often has little or no backlog except for support and service revenue. Such fluctuations and general economic uncertainty could have a material adverse impact on ASA's ability to maintain liquidity and raise additional capital.

Failure to manage ASA's growth may seriously harm its business.

     ASA's business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on ASA's infrastructure and internal systems. To manage ASA's growth effectively, ASA must continue to improve and expand its management information systems. Future acquisitions could place additional strains on ASA's management infrastructure. If ASA is unable to manage growth effectively, its results of operations could be harmed.

The trading price of ASA's common stock may be volatile.

     The trading prices of ASA's common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the software industry, changes in general economic conditions and economic conditions in the software industry changes in securities analysts' recommendations regarding ASA's securities, and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of ASA's common stock to decline.


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


ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

     In November 2001, the Company decided to replace BDO Seidman, LLP with Sansiveri, Kimball & McNamee, L.L.P. as its independent public accountants to audit the financial statements for the year ended December 31, 2001. The decision to change independent public accountants was approved by the Company's Board of Directors.

     In connection with the audits for the years ended December 31, 2000 and 1999, and through the date of the change in accountants, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

     The report of BDO Seidman, LLP on our financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

     Items 10-13 are incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
             ---------------------------------------------------------------

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

(a)2.        Financial Statement Schedules.
             ------------------------------

All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)3.        Exhibits.
             ---------

The following exhibits are filed with this report:

             10-1 First Amendment to Demand Loan and Security Agreement dated August 16, 2000.

             21     Subsidiaries of Registrant.

             23-1 Consent of Sansiveri, Kimball & McNamee, L.L.P., independent certified public accountants.

             23-2 Consent of BDO Seidman, LLP, independent certified public accountants.

             23-3 Consent of Deloitte & Touche, LLP, independent certified public accountants.

                                  EXHIBIT INDEX

Number        Description

2.1(1)        Agreement and Plan of Merger dated as of January 3, 2002 among the
              Registrant, Rainmaker Software, Inc. and CompuTrac.
2.2(2)        Management Agreement dated as of January 3, 2002 among the
              Registrant, Rainmaker Software, Inc. and CompuTrac, Inc.
2.3(3)        Stockholders Agreement dated as of January 3, 2002 among the
              Registrant and certain shareholders of CompuTrac, Inc. listed therein.
2.4(4)        Form of Employment Agreement between Rainmaker Software, Inc. and
              Harry W. Margolis.
2.5(5)        Form of Non-Competition Agreement between the Registrant and Harry
              W. Margolis.
2.6(6)        Form of Stock Repurchase Agreement among the Registrant, Harry W.
              Margolis and certain shareholders of CompuTrac, Inc. listed therein.
3.1(7)        Amended and Restated Certificate of Incorporation of Registrant.
3.1.2(8)      Certificate of Designation filed with the Delaware Secretary of
              State on October 22, 1998 designating 60,000 shares of Series A
              Junior Participating Preferred Stock, par value $0.01.
3.2(9)        Amended and Restated Bylaws of Registrant.
4.1*(10)      Specimen Stock Certificate.
4.2(11)       Preferred Stock Rights Agreement, dated as of October 21, 1998 between the Registrant and American Securities Transfer & Trust,
              Inc., as Rights Agent, which includes as Exhibit B thereto the
              Form of Rights Certificate.
4.3(12)       Letter to the holders of the Registrant's Common Stock, dated
              November 4, 1998 (including summary of Rights).
10.1          Renewal Agreement to Working Capital Line of Credit Agreement with
              Eastern Bank, dated July 18, 2001.
10.2(13)      Amended and Restated Promissory Note made payable by
              CommercialWare, Inc. to the Company dated April 26, 2001.
10.3(14)      Revolving Demand Note, dated June 4, 2001.
10.4(15)      Demand Loan and Security Agreement, by and between the Registrant,
              ASA International Ventures, Inc., ASA Tire Systems Inc., ASA Legal
              Systems Inc., Khameleon Software Inc. and Eastern Bank, dated June
              4, 2001.
10.5(16)      Acknowledgement of Debt and Agreement to Pay by ASA Italy S.r.l.,
              dated September 25, 2000.
10.6(17)      Cessation of Share of Limited Company agreement by and among the
              Registrant, Alessandro Baldo, Saverio Giglio and Roberto
              Locatelli, effective as of September 25, 2000.
10.7(18)      Revolving Demand Note between the Registrant, ASA International
              Ventures, Inc. and Eastern Bank dated October 20, 1999.
10.8(19)      Acquisition Line of Credit Agreement between the Registrant, ASA
              International Ventures, Inc. and Eastern Bank dated October 20,
              1999.
10.9(20)      Asset Purchase Agreement dated November 4, 1999.
10.10(21)     Assignment and Assumption Agreement dated November 4, 1999.
10.11(22)     Bill of Sale and General Assignment of Assets dated November 4,
              1999.
10.12(23)     Assignment of Trademarks dated November 4, 1999.
10.13(24)     Assignment of Copyrights dated November 4, 1999.
10.14(25)     Asset Acquisition and Exchange Cooperation Agreement dated
              November 4, 1999.
10.15(26)     Promissory Note dated November 4, 1999.
10.16(27)     Security Agreement dated November 4, 1999.
10.17(28)     Intellectual Property License Agreement dated November 4, 1999.
10.18(29)     Assignment Agreement dated November 4, 1999.
10.19(30)     Bill of Sale and General Assignment of Assets dated November 4,
              1999.
10.20(31)     Assignment of Trademarks dated November 4, 1999.
10.21(32)     Assignment of Copyrights dated November 4, 1999.
10.22(33)     Option to Purchase Agreement dated as of August 2, 1999.
10.23(34)     Asset Purchase Agreement dated as of August 2, 1999.
10.24(35)     Lease for 475 Sentry Parkway, Blue Bell, Pennsylvania, dated
              August 26, 1998.
10.25(36)     Asset Purchase Agreement dated as of March 3, 1999.
10.26(37)     Shareholder Agreement dated as of March 3, 1999.
10.27(38)     Promissory Note dated as of March 3, 1999.
10.28(39)     Security Agreement dated as of March 3, 1999.
10.29(40)     Trademark Assignment dated as of March 3, 1999.
10.30(41)     Trademark Security Agreement dated as of March 3, 1999.
10.31(42)     Commercial Lease dated September 15, 1998, between 10 Speen
              Street, LLC as Lessor, and the Registrant, as Lessee, for the
              property located at 10 Speen Street, Framingham, Massachusetts.
10.32(43)     Indemnification Agreement made September 21, 1998, by 10 Speen
              Street, LLC and the Registrant, as Indemnitors, for the benefit of
              John Hancock Real Estate Finance, Inc., as Mortgagee.
10.33(44)     Guarantee Agreement effective September 21, 1998 by the
              Registrant, as Guarantor, in favor of John Hancock Real Estate
              Finance, Inc.
10.34(45)     Reorganization Agreement by and between the Registrant, TradePoint
              Systems LLC and Christopher J. Crane.
10.35(46)     Certificate of Incorporation of ASA International Ventures, Inc.,
              dated December 28, 1995.
10.36(47)     Bylaws of ASA International Ventures, Inc.
10.37(48)     Agreement for Purchase and Sale of Assets between ASA
              International Ventures, Inc. and ASA Incorporated, dated December
              29, 1995.
10.38(49)     Agreement for Purchase and Exchange of Assets between ASA
              International Ventures, Inc. and ASA International Ltd., dated
              December 29, 1995.
10.39(50)     Agreement for Exchange of Intangibles between ASA International
              Ventures, Inc. and ASA International Ltd., dated December 29,
              1995.
10.41(51)     Promissory Note between ASA Properties, Inc., and Granite State
              Development Corporation, dated December 23, 1992.
10.42(52)     Servicing Agent Agreement between ASA Properties, Inc., and Colson
              Services Corporation, dated May 12, 1993.
10.43(53)     Mortgage and Security Agreement between ASA Properties, Inc. and
              Sun Life Assurance Company of Canada.
10.44(54)     Promissory Note of ASA Properties, Inc. in favor of Sun Life
              Assurance Company of Canada.
10.45(55)     1986 Incentive Stock Option Plan of the Registrant.
10.46(56)     1988 Stock Option Plan of the Registrant.
10.47(57)     1993 Stock Option Plan of the Registrant.
10.48(58)     1995 Stock Option Plan of the Registrant.
16.1(59)      Letter of BDO Seidman, LLP.
16.2(60)      Letter of Deloitte & Touche LLP.
21.1          Subsidiaries of Registrant.
23.1*         Consent of Sansiveri, Kimball & McNamee, Independent Auditors.
23.2          Consent of BDO Seidman LLP, Independent Certified Public
              Accountants.
23.3          Consent of Deloitte & Touche, LLP, Independent Certified Public
              Accountants.

+  Previously filed.
* Management contracts or compensatory plans or arrangements covering executive officers or directors of ASA International Ltd.

(1) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
(2) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
(3) Incorporated by reference to exhibit 10.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
(4) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
(5) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.

(6) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
(7)
(8)
(9)
(10)
(11) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 1998.
(12) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 1998.
(13) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.
(14) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.
(15) Incorporated by reference to exhibit 10.3 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.
(16) Incorporated by reference to exhibit 99 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2000.
(17) Incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2000
(18) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000.
(19) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000.
(20) Incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(21) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(22) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(23) Incorporated by reference to exhibit 10.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(24) Incorporated by reference to exhibit 10.4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(25) Incorporated by reference to exhibit 10.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(26) Incorporated by reference to exhibit 10.6 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(27) Incorporated by reference to exhibit 10.7 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(28) Incorporated by reference to exhibit 10.8 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(29) Incorporated by reference to exhibit 10.9 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(30) Incorporated by reference to exhibit 10.10 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(31) Incorporated by reference to exhibit 10.11 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(32) Incorporated by reference to exhibit 10.12 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
(33) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 1999.
(34) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 1999.
(35) Incorporated by reference to exhibit 10 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 1999.
(36) Incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.
(37) Incorporated by reference to exhibit 4.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.
(38) Incorporated by reference to exhibit 4.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.
(39) Incorporated by reference to exhibit 4.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.
(40) Incorporated by reference to exhibit 4.4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.
(41) Incorporated by reference to exhibit 4.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.
(42) Incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.
(43) Incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.
(44) Incorporated by reference to exhibit 10.3 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.
(45) Incorporated by reference to exhibit 2(c) previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 1997.
(46) Incorporated by reference to exhibit 3(a) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.
(47) Incorporated by reference to exhibit 3(b) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.
(48) Incorporated by reference to exhibit 10.4 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.
(49) Incorporated by reference to exhibit 10.5 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.
(50) Incorporated by reference to exhibit 10.6 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.
(51) Incorporated by reference to exhibit 10.5 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC on March 30, 1994.
(52) Incorporated by reference to exhibit 10.6 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC on March 30, 1994.
(53) Incorporated by reference to exhibit 10.4 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 30, 1993.

(54) Incorporated by reference to exhibit 10.5 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 30, 1993.
(55) Incorporated by reference to exhibit 4A previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.
(56) Incorporated by reference to exhibit 4B previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.
(57) Incorporated by reference to exhibit 4C previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.
(58) Incorporated by reference to exhibit 4D previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.
(59) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 30, 2001.
(60) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1995.

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

                          ASA INTERNATIONAL LTD.


                          By  /s/ Alfred C. Angelone
                          -----------------------------------
                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                            Capacity                           Date
----                            --------                           ----


/s/ Alfred C. Angelone          Director, Chief                March 28, 2002
-----------------------         Executive Officer,
Alfred C. Angelone              and President
                                (principal executive
                                officer and principal
                                accounting officer)

/s/ James P. O'Halloran         Director                       March 28, 2002
-----------------------
James P. O'Halloran


/s/ Alan J. Klitzner            Director                       March 28, 2002
-----------------------
Alan J. Klitzner


/s/ William A. Kulok            Director                       March 28, 2002
-----------------------
William A. Kulok


/s/ Robert L. Voelk             Director                       March 28, 2002
-----------------------
Robert L. Voelk

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ASA INTERNATIONAL LTD.


     We have audited the accompanying consolidated balance sheet of ASA International Ltd. and subsidiaries as of December 31, 2001 and the related consolidated statement of operations, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of ASA International Ltd. and subsidiaries as of December 31, 2000 and for the years ended December 31, 2000 and 1999, were audited by other auditors whose report dated March 2, 2001 expressed an unqualified opinion.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Sansiveri, Kimball & McNamee, L.L.P.


Providence, Rhode Island
March 1, 2002

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ASA INTERNATIONAL LTD.


     We have audited the accompanying consolidated balance sheet of ASA International Ltd. and subsidiaries as of December 31, 2000 and the related consolidated statement of operations, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of the Company's foreign subsidiary, which statements reflect total revenues of approximately $2,899,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


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



/s/ Deloitte & Touche, LLP


Treviso, Italy
February 15, 2000

            ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                  -------------------------
                                                       2001         2000
                                                       ----         ----
    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $ 4,024,254   $ 1,178,048
     Marketable securities                             24,072        25,713
     Receivables - net                              1,782,294     3,219,020
     Other current assets                             566,122     1,133,042
     Assets held for future transactions                 --       2,720,000
                                                  -----------   -----------

TOTAL CURRENT ASSETS                                6,396,742     8,275,823
                                                  -----------   -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                             4,312,795     4,255,398
     Computer equipment                             2,178,272     2,065,400
     Office furniture and equipment                   996,322       996,322
     Leasehold improvements                           115,846       115,846
     Vehicles                                         574,138       436,097
                                                  -----------   -----------

                                                    8,177,373     7,869,063

    Accumulated depreciation and amortization       3,688,077     3,247,748
                                                  -----------   -----------

NET PROPERTY AND EQUIPMENT                          4,489,296     4,621,315
                                                  -----------   -----------

SOFTWARE
    (less cumulative amortization
    of $4,851,488 in 2001and $4,027,899 in 2000)    1,907,457     2,721,645

NOTE RECEIVABLE                                     1,700,000     1,700,000

OTHER ASSETS                                        2,254,752     1,282,609
                                                  -----------   -----------

                                                  $16,748,247   $18,601,392
                                                  ===========   ===========

 See notes to consolidated financial statements.

                                                                 December 31,
                                                        ----------------------------
                                                              2001            2000
                                                              ----            ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term obligations        $     80,357    $     72,049
     Accounts payable                                        288,727         676,751
     Accrued expenses                                      1,726,530       2,195,312
     Accrued commissions                                     229,418         413,715
     Customer deposits                                       259,731         399,819
     Deferred revenue                                        387,689         658,941
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                  2,972,452       4,416,587
                                                        ------------    ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                               3,661,475       3,744,126
                                                        ------------    ------------

DEFERRED INCOME TAXES                                        709,000         725,000
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
        1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                         --              --
   Common stock, par value
        $.01 per share: Authorized, 6,000,000 shares;
        issued 4,510,870 shares;
        outstanding, 2,982,397 shares                         45,109          45,109
   Additional paid-in capital                              7,931,501       7,931,506
   Retained earnings                                       4,851,994       5,160,708
   Accumulated other comprehensive loss:
   Unrealized loss on marketable securities                   (4,828)         (3,188)
                                                        ------------    ------------

                                                          12,823,776      13,134,135

   Less treasury stock, at cost                            3,418,456       3,418,456
                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                 9,405,320       9,715,679
                                                        ------------    ------------

                                                        $ 16,748,247    $ 18,601,392
                                                        ============    ============

 See notes to consolidated financial statements.

               ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                            --------------------------------------------
                                                2001            2000            1999
                                                ----            ----            ----
REVENUES
  Services                                  $ 10,139,008    $ 12,737,489    $ 15,062,870
  Product licenses                             3,395,016       5,415,084       6,506,376
  Computer and add-on hardware                 1,210,946       1,480,510       4,053,289
                                            ------------    ------------    ------------

NET REVENUE                                   14,744,970      19,633,083      25,622,535
                                            ------------    ------------    ------------

COST OF REVENUE
  Services                                     5,332,616       7,848,964       9,485,924
  Product licenses and development             3,045,072       5,051,824       4,456,953
  Computer and add-on hardware                   944,250       1,255,094       3,219,535
                                            ------------    ------------    ------------

TOTAL COST OF REVENUE                          9,321,938      14,155,882      17,162,412
                                            ------------    ------------    ------------

EXPENSES
  Marketing and sales                          3,071,138       5,169,271       4,356,610
  General and administrative                   3,282,407       3,545,511       3,570,022
  Amortization of goodwill                          --            18,045          42,234
  Impairment loss on capitalized software           --         1,986,000            --
                                            ------------    ------------    ------------

TOTAL EXPENSES                                 6,353,545      10,718,827       7,968,866
                                            ------------    ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS                 (930,513)     (5,241,626)        491,257
INTEREST EXPENSE                                (337,361)       (551,898)       (386,396)
INTEREST INCOME                                  605,910         484,477         508,793
GAIN ON SALE OF PRODUCT LINES                     22,818       6,730,252       3,824,420
OTHER INCOME (EXPENSE), NET                      190,430        (159,653)       (183,237)
EQUITY IN LOSS FROM AFFILIATE                       --          (977,331)       (165,972)
                                            ------------    ------------    ------------

 EARNINGS (LOSS) BEFORE INCOME TAXES            (448,714)        284,221       4,088,865

INCOME TAXES                                    (140,000)        255,000       1,922,000
                                            ------------    ------------    ------------

NET EARNINGS (LOSS)                         $   (308,714)   $     29,221    $  2,166,865
                                            ============    ============    ============

BASIC EARNINGS (LOSS) PER
   COMMON SHARE:
    NET EARNINGS (LOSS)                     $      (0.10)   $       0.01    $       0.67
                                            ============    ============    ============

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
    NET EARNINGS (LOSS)                     $      (0.10)   $       0.01    $       0.63
                                            ============    ============    ============

See notes to consolidated financial statements.

                ASA INTERNATIONAL LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Years Ended December 31,
                                                     -----------------------------------------
                                                          2001            2000          1999
                                                          ----            ----          ----

NET EARNINGS (LOSS)                                  $  (308,714)   $    29,221    $ 2,166,865
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
   Foreign currency translation                                          10,968        (27,994)
   Unrealized gain (loss) on marketable securities        (1,640)        23,290        (26,478)
                                                     -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                          $  (310,354)   $    63,479    $ 2,112,393
                                                     ===========    ===========    ===========

See notes to consolidated financial statements.

           ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  Common Stock                                                         Treasury Stock
                              --------------------                                           -------------------------------------
                                                                               Accumulated
                                                                                  Other
                                                      Additional                Comprehen-
                                                       Paid-in     Retained    sive Income/
                                Shares      Amount     Capital     Earnings       (Loss)       Shares        Amount        Total
                                ------      ------     -------     --------    ------------    ------        ------        -----

BALANCES, 12/31/98            4,376,858  $   43,768  $7,793,774   $2,964,622   $   17,026    1,028,396   $(2,010,051)  $ 8,809,139

Exercise of stock options         7,600          77       7,613         --           --           --            --           7,690
Purchase of Treasury Stock         --          --          --           --           --        271,077      (689,214)     (689,214)
Net earnings                       --          --          --      2,166,865         --           --            --       2,166,865
Foreign  currency translation      --          --          --           --        (27,994)        --            --         (27,994)
Unrealized loss on marketable
  securities                       --          --          --           --        (26,478)        --            --         (26,478)
                              ---------   ---------  ----------   ----------   ----------   ----------   -----------   -----------

BALANCES, 12/31/99            4,384,458      43,845   7,801,387    5,131,487      (37,446)   1,299,473    (2,699,265)   10,240,008


Exercise of stock options       126,412       1,264     130,119         --           --           --            --          131,383
Purchase of Treasury Stock         --          --          --           --           --        229,000      (719,191)     (719,191)
Net earnings                       --          --          --         29,221         --           --            --           29,221
Foreign  currency translation      --          --          --           --         10,968         --            --           10,968
Unrealized gain on marketable
  securities                       --          --          --           --         23,290         --            --           23,290
                              ---------  ----------  ----------   ----------   ----------   ----------   -----------   ------------

BALANCES, 12/31/00            4,510,870      45,109   7,931,506    5,160,708       (3,188)   1,528,473    (3,418,456)     9,715,679


Repayment on partial shares        --          --            (5)        --           --           --            --               (5)
Net loss                           --          --          --       (308,714)        --           --            --         (308,714)
Unrealized loss on marketable
  securities                       --          --          --           --         (1,640)        --            --           (1,640)
                              ---------  ----------  ----------   ----------   ----------    ---------   -----------   ------------

BALANCES, 12/31/01            4,510,870  $   45,109  $7,931,501   $4,851,994   $   (4,828)   1,528,473   $(3,418,456)  $904,405,320
                              =========  ==========  ==========   ==========   ==========   ==========   ===========   ============

See notes to consolidated financial statements.

           ASA INTERNATIONAL LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                   -----------------------------------------

                                                                       2001            2000          1999
                                                                       ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                               $  (308,714)   $    29,221    $ 2,166,865
                                                                   -----------    -----------    -----------
 Adjustments to reconcile net earnings (loss)
    to net cash provided by (used for) operating activities:
          Depreciation and amortization                              1,284,547      1,987,098      1,735,286
          Deferred taxes                                               (16,000)       228,000         65,000
          Doubtful receivables provision                               364,388        343,948        348,538
          Gain on divestitures                                            --       (6,730,252)    (3,824,420)
          Charge for impairment of long-lived assets                      --        1,986,000
          Changes in assets and liabilities, net
           of effects of acquisitions:
             Receivables                                             1,044,638        935,977       (430,991)
             Other current assets                                      296,916        844,864       (601,710)
             Accounts payable                                         (388,023)      (120,682)      (162,825)
             Accrued expenses                                         (653,079)        88,887       (601,084)
             Customer deposits                                        (140,088)      (104,857)      (302,346)
             Deferred revenue                                         (271,251)    (1,313,672)     2,647,606
                                                                   -----------    -----------    -----------

   Total adjustments                                                 1,522,048     (1,854,689)    (1,126,946)
                                                                   -----------    -----------    -----------

   Net cash provided by (used for) operating activities              1,213,334     (1,825,468)     1,039,919
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (328,940)      (308,705)      (717,521)
   Additions to software                                                (9,400)      (452,920)       (90,817)
   Increases in sales-type leases                                       94,624       (187,724)          (575)
   Cash received from divestitures, net of cash paid                      --           40,464      3,437,382
   Cash paid in acquisition of Design Data Systems                        --             --       (5,094,507)
   Reductions (additions) to assets held for future transactions     2,720,000     (1,113,151)          --
   Proceeds from sale of (additions to) marketable securities                       3,363,315     (3,392,215)
   Other assets                                                       (769,064)       147,462         83,574
                                                                   -----------    -----------    -----------

   Net cash provided by (used for) investing activities              1,707,220      1,488,741     (5,774,679)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank notes                                                 --             --          481,473
   Increase in note payable - other                                       --             --        3,200,000
   Reduction in long-term debt                                         (74,343)      (138,301)      (142,939)
   Decrease in long-term liabilities                                      --          (53,479)       (32,549)
   Issuance of common stock                                                 (5)       131,383          7,690
   Purchase of treasury stock                                             --         (719,191)      (689,214)
                                                                   -----------    -----------    -----------

   Net cash provided by (used for) financing activities                (74,348)      (779,588)     2,824,461
                                                                   -----------    -----------    -----------

EFFECT OF EXCHANGE RATES ON
   CASH & CASH EQUIVALENTS                                                --           (3,001)       (54,775)
                                                                   -----------    -----------    -----------

CASH & CASH EQUIVALENTS:
   Net increase (decrease)                                           2,846,206     (1,119,316)    (1,965,074)
   Balance, beginning of year                                        1,178,048      2,297,364      4,262,438
                                                                   -----------    -----------    -----------

   Balance, end of year                                            $ 4,024,254    $ 1,178,048    $ 2,297,364
                                                                   ===========    ===========    ===========

See notes to consolidated financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In April 2001, the Company recorded accrued interest receivable related to a change in interest rate on a note receivable, which totaled $217,447.

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

    During 1999, the Company acquired substantially all the assets of Design Data Systems Corporation. Assets acquired, liabilities assumed, and consideration paid for this acquisition were as follows:

         Fair value of assets                 $ 7,776,332
         Liabilities assumed                   (2,681,825)
                                              -----------

         Net cash paid                        $ 5,094,507
                                              ===========

See notes to consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001, 2000, 1999

A.  Summary of Significant Accounting Policies:
    ------------------------------------------

Business Description and Principles of Consolidation
----------------------------------------------------

    The Company develops, markets, and provides services for its proprietary enterprise software products and distributes computer hardware to its software customers. The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., ASA Tire Systems Inc., ASA Legal Systems Inc. and Khameleon Software Inc. after elimination of all material inter-company balances and transactions. 10 Speen Street LLC is a wholly owned subsidiary of ASA Properties, Inc.

Cash Equivalents
----------------

    The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company had approximately $2,890,000 and $703,000 invested in money market funds at December 31, 2001 and 2000, respectively.

Concentration of Credit Risks
-----------------------------

    Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. Customers' financial condition is reviewed on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Use of Estimates
----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is possible that changes may occur in the near term that would affect management's estimates with respect to capitalized software, the recorded value of investments in equity instruments, and the carrying value of the note receivable.

Marketable Securities
---------------------

    At December 31, 2001 and 2000, the Company held investments in a senior secured, floating rate loan, mutual fund. The Company accounts for this investment as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity.

    At December 31, 2001 and 2000, the fair market values of these investments were approximately $24,000 and $26,000. Accumulated unrealized losses for the years ended December 31, 2001 and 2000 were approximately $5,000 and $3,000, respectively.

Financial Instruments
---------------------

    Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, note receivable, accounts payable and notes payable. The carrying value of these financial instruments approximate their fair value.

Assets Held for Future Transactions
-----------------------------------

    At December 31, 2000, the Company has $2,720,000 classified on the Balance Sheet as current assets under the caption, assets held for future transactions, which are so held for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. This amount represents $7,020,000 in proceeds from the sale of SmartTime, net of $4,300,000 in software and intellectual property exchanged in the Design Data Systems Corporation transaction (see Note B). At December 31, 2000 these funds were invested in an interest bearing account. In February 2001, these funds were released to the Company for unrestricted use as the time period to complete a like-kind exchange for the remaining unused proceeds from the SmartTime sale had lapsed.

Property and Equipment
----------------------

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

Software
--------

    The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. The Company periodically reviews the carrying value of its software to determine whether an impairment exists. Relevant cash flow and profitability information, including estimated future operating results, trends, and other available information are considered in assessing whether the carrying value of the software can be recovered. If it is determined that the carrying value of the software will not be recovered from the undiscounted cash flows, the carrying value of the software would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of undiscounted future cash flows available to recover the carrying value related to the software. Future adverse changes in market conditions could result in an inability of the Company to recover the carrying value of the software, thereby possibly requiring an impairment charge in the future.

Investments
-----------

    The Company has invested, and may invest in the future, in equity instruments of privately held companies for business and strategic purposes. These investments are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired. The Company's investments in equity instruments of privately held companies which are included in other long-term assets totaled approximately $501,000 and $493,000 at December 31, 2001 and 2000, respectively.

Advertising
-----------
     The Company expenses advertising costs as incurred. Advertising expense was approximately $316,000, $735,000 and $519,000 in the years ending December 31, 2000, and 1999, respectively.

Revenue Recognition
-------------------

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

Research and Development
------------------------

    The Company expenses research and development costs as incurred. Costs incurred other than capitalized costs for software were not material.

Income Taxes
------------

    Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities and for loss carry forwards based on enacted tax laws and rates.

Comprehensive Income
--------------------

    The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gain (loss) on marketing securities and is presented in the consolidated statements of comprehensive income.

Net Earnings Per Share
----------------------

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

Foreign Currency Translation
----------------------------

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

Effect of New Accounting Pronouncements
---------------------------------------

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

    SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

    SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to five years. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

    In August 2001, SFAS 144 was issued regarding the "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001.

    At December 31, 2001, the Company had no recorded goodwill on its balance sheet. The Company does not anticipate any material adjustments to its financial statements as a result of the adoption of SFAS 144.

B.  Business Acquisitions and Divestitures:
    --------------------------------------

Acquisitions
------------

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

    The Company completed the like-kind exchange involving $4,300,000 of Replacement Property in September 2000 with the completion of the sale of SmartTime (see also Divestitures).

    Unaudited pro forma consolidated revenues, net income and net income per basic and diluted share for the year ended December 31, 1999, would have been approximately as follows if the 1999 acquisition had occurred on January 1, 1999. The unaudited pro forma financial information is not necessarily indicative of future results of operations of the Company because it does not give effect to what might have occurred had the restructured and combined operations been functioning on January 1, 1999.

                                           Year Ended December 31, 1999
                                           ----------------------------

     Revenues                                     $ 30,775,000
     Net earnings                                    2,333,000
     Net earnings per share:
           Basic                                  $       0.72
           Diluted                                $       0.68


Divestitures
------------

    In January 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("ASA Italy"), subsidiaries of the Findest Group of Padova, Italy. ASA Italy sold enterprise resource planning (ERP) software to mid-range companies in Italy. The transaction involved an exchange of approximately $30,000 in cash, assumption of certain liabilities, and issuance of 200,000 shares of the Company's Common Stock in exchange for the assets of ASA Italy. The acquisition was recorded using the purchase method of accounting whereby the net assets acquired were recorded at their fair values based on the Company's estimate of these values. In September 2000, the Company's Italian subsidiary was sold, to management of ASA Italy, for nominal cash consideration.
 In connection with the sale, ASA Italy acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of ASA Italy.

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

    Financial data relative to the operation of ASA Italy S.r.l. and the SmartTime business is as follows:

                                       Years Ended December 31,
                                       ------------------------

                                         2000             1999
                                         ----             ----

       Revenues                       $ 1,326          $ 5,812
       Net loss                        (1,289)            (612)
       Net loss per share:
             Basic                      ($.41)           ($.19)
             Diluted                    ($.41)           ($.19)


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

    In December 1996, the Company disposed of substantially all of the assets and liabilities of the Company's international trade product line. In exchange for the assets of Product and the assumption of its liabilities, the Company received a 16% membership interest in TradePoint Systems, LLC (Trade), the acquiring corporation, and a subordinated promissory note in the face amount of $600,000 from Trade. The note bears interest of 12%, is due on December 31, 2002, and was paid in full in 2000. The outstanding balance on this note of $369,000 was included in other assets at December 31, 1999. The remaining 84% interest in Trade is owned by the former President and Director of the Company (Buyer). The Company's investment in Trade, which was originally valued at $500,000, and is accounted for under the cost method was subsequently reduced to $400,000 in fiscal 2000. This investment is included in other assets at December 31, 2001 and 2000.

    In connection with the transaction, Trade granted to the Company an irrevocable proxy covering the Company's Common Stock owned by Trade. The Company has the right to cause Trade to redeem the 16% membership interest in Trade held by the Company by notice given on or after March 1, 2002, in exchange for the Company's Common Stock held by Trade, and the fair market value of the 16% membership interest in Trade. Trade has the right to redeem the Company's membership interest by notice given on or after December 31, 2001, in exchange for the Company's Common Stock held by it, and the greater of $400,000, or the fair market value of the 16% membership interest in Trade. To date TradePoint has not given the Company notice of its intent to redeem the membership interest. The Company is evaluating its options with regard to requiring the redemption by TradePoint of the Company's membership interest.

    In 1990, the Company sold the assets of its BIT unit, which provided computer systems to the hardgoods distribution market segment. A portion of the consideration paid consisted of a promissory note for $300,000, with a five-year term at 6% interest (discounted value of $272,000 at 10% interest), and 10,000 shares of Class B Non-Voting Stock of the acquiring corporation, Distribution Management Systems, Inc. (DMS). The note was paid in full during 1995. The DMS shares, originally valued at $334,000, included under the category of other assets at December 31, 1998 and 1997, were written down in 1997 to a net realizable value of approximately $150,000. In November 1999, the shares were redeemed by DMS for $25,000 with the remaining balance of approximately $125,000 written-off and recorded under Other Expense, net in the Consolidated Statement of Operations for the year ended December 31, 1999.

C.  Receivables:
    -----------
                                                          December 31,
                                                    -----------------------
                                                        2001        2000
                                                        ----        ----

          Trade                                     $1,581,894   $3,309,192
          Amounts due from officers and employees      338,459      152,283
          Other                                        101,432      272,745
                                                    ----------   ----------

                                                     2,021,785    3,734,220

          Less allowance for doubtful accounts         239,491      515,200
                                                    ----------   ----------

                                                    $1,782,294   $3,219,020
                                                    ==========   ==========

     Amounts due from officers and employees represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances.

    The allowance for doubtful accounts at December 31, 1998 was $231,220. During the three years ended December 31, 2001, 2000, and 1999, the provisions for doubtful accounts were $364,388, $343,948, and $348,538, and write-offs were $640,097, $218,505, and $190,001, respectively.

                                      December 31,
                                -----------------------
                                   2001         2000
                                   ----         ----

             Note receivable    $1,700,000   $1,700,000
                                ==========   ==========

             Accrued interest   $  722,884   $  229,732
                                ==========   ==========

    The three year note receivable at 7.06% per year along with accrued interest is due on March 3, 2002, under the terms of the sale of the Company's CommercialWare Division (CWI) in March 1999. The interest rate on the note was amended retroactively to the date of CWI's sale to 15% in April 2001 as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the note and any accrued interest are secured by the intellectual property of CWI. The Company is presently negotiating a revision to the payment terms of this note whereby it is anticipated that payment of principal and interest on the outstanding balance of the note plus accrued interest over a five year term will begin in April 2002. The accrued interest under the note is included on the Company's balance sheet in other assets at December 31, 2001 and 2000.

D.  Notes Payable and Long-Term Obligations:
    ---------------------------------------

                                             December 31,
                                      -----------------------
                                          2001         2000
                                          ----         ----
            Long-term obligations:

            Mortgage notes            $3,741,832   $3,816,175

                                      ----------   ----------
                                       3,741,832    3,816,175

            Less current maturities       80,357       72,049
                                      ----------   ----------

                                      $3,661,475   $3,744,126
                                      ==========   ==========

  The current carrying value of long-term obligations approximate their fair value.

Note Payable
------------

    Under the terms of the August 1999 Option to Purchase Agreement for the Company's SmartTime product line, the Company was advanced $3,200,000 at a fixed rate of 5% per annum. The note was paid on August 31, 2000. The interest on the note totaling $160,000 was prepaid upon the execution of the Option to Purchase Agreement.

Revolving Demand Note
---------------------

    In October 2000, the Company entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified account receivables), bearing interest at a rate approximating prime (4.75% at December 31, 2001) plus .5%, which extends through June 30, 2002. This arrangement replaced a previous line of credit. This credit facility requires the Company to maintain stated tangible net worth as well as, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of this agreement. Borrowings are secured by the personal property of the Company.

    There were no borrowings under short-term revolving credit and demand agreements during the years ended 2001, 2000 and 1999.

Mortgage Notes
--------------

    The Company has three mortgage notes outstanding at December 31, 2001. In September 1998, the Company completed the refinancing of its mortgage related to its Corporate Headquarters in Framingham, Massachusetts. The new mortgage note, in the original amount of $3,000,000, with interest at 7.24% for 10 years provides for monthly principal and interest payments of $20,445 through October 2008 with a final principal payment of approximately $2,638,000 plus interest due in October 2008.

    A note on a second building acquired in December 1992 requires monthly principal and interest (at 9.5%) payments of $5,710 over twenty years. In May 1993, the Company received $507,000 in mortgage financing for the improvement and updating of this facility under a note from the Small Business Administration. The twenty-year note, with interest at approximately 6.6%, calls for monthly principal and interest payments of $4,277. Each of these notes is collateralized by the buildings, which they financed.

    Interest paid for notes payable and long-term debt obligations was approximately $337,000, $552,000, and $386,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

    At December 31, 2001 scheduled maturities of long-term obligations are as follows:

                                              Long-Term
                                             Obligations
                                             -----------

                          2002               $   80,357
                          2003                   86,869
                          2004                   93,316
                          2005                  101,517
                          2006                  109,791
                          Thereafter          3,269,982
                                             -----------

                                             $3,741,832
                                             ==========

E.  Income Taxes (Credits):
    ----------------------

Earnings (loss) before income taxes is as follows:

                        Years Ended December 31,
                ---------------------------------------

                    2001           2000        1999
                    ----           ----        ----

Domestic        $ (448,714)   $  481,221    $4,397,409
Foreign                         (197,000)     (308,544)
                ----------    ----------    ----------

Total           $ (448,714)   $  284,221    $4,088,865
                ==========    ==========    ==========

Components of income taxes (credits) are as follows:

                        Years Ended December 31,
                --------------------------------------

                    2001           2000       1999
                    ----           ----       ----
Current:
   Federal      $ (160,000)   $     --     $1,290,000
   State            36,000          --        499,000
   Foreign                        27,000       68,000

Deferred           (16,000)      228,000       65,000
                ----------    ----------   ----------

                $ (140,000)   $  255,000   $1,922,000
                ==========    ==========   ==========

    Until its sale in fiscal 2000, the Company's non-US subsidiary computed taxes at rates in effect in Italy. There were no undistributed earnings of the non-US subsidiary due to cumulative losses.

    On a cash basis, income taxes paid in 2001, 2000, and 1999 were approximately $125,000, $354,000, and $1,170,000, respectively. During 2001, the Company carried back certain net operating losses to previous years, resulting in $160,000 in refundable income taxes. Such amount is included in other current assets.

Income taxes are reconciled with the U.S. federal statutory rate as follows:

                                          Years Ended December 31,
                                   -------------------------------------

                                       2001          2000         1999
                                       ----          ----         ----
Income taxes at U.S. statutory
  federal rate                     $ (153,000)   $   97,000   $1,390,000
State income tax, net of federal
 income  tax benefit                   23,000        35,000      284,000
Non-deductible amortization of
  intangibles                                         6,000       14,000
Foreign tax differential                             94,000      173,000
Other, net                            (10,000)       23,000       61,000
                                   ----------    ----------   ----------

                                   $ (140,000)   $  255,000   $1,922,000
                                   ==========    ==========   ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2001 and 2000 are as follows:

                                                              2001         2000
                                                              ----         ----
Deferred tax liabilities:
     Software development deducted for tax, not book      $  145,000   $  485,000
     Differences between book and tax basis of property      246,000      107,000
     Deferred gain on divestitures                           585,000      585,000
     Other                                                    59,000       51,000
                                                          ----------   ----------

                                                           1,035,000    1,228,000
                                                          ----------   ----------
Deferred tax assets:
     Accruals/reserves                                       258,000      470,000
     Net operating loss carryforward                          50,000         --
     Other                                                    18,000       33,000
                                                          ----------   ----------

                                                             326,000      503,000
                                                          ----------   ----------

Net deferred tax liability                                $  709,000   $  725,000
                                                          ==========   ==========

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

    The Company has reserved 60,000 shares of Series A Junior Participating Preferred Stock for the exercise of the Rights.

Treasury Stock
--------------

    As described in Note B, the Company disposed of substantially all of the assets and liabilities of its international trade product line in December 1996. In exchange for an 84% membership interest in Trade, the former president of the Company contributed to Trade, among other consideration, the 665,597 shares of the Company's stock he then owned. These shares, valued at $1,112,000, were recorded as Treasury Stock at the time of the transaction. In connection with the transaction, Trade had granted the Company an irrevocable proxy covering these Company shares owned by Trade.

    Approximately $343,000 of the balance in treasury stock represents the Company's 75% investment in a partnership, which consists of shares of its own common stock. The Chief Executive Officer holds the remaining 25% of the investment.

Stock Options
-------------

    At December 31, 2001, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                        2001                2000               1999
                                                        ----                ----               ----

Net earnings (loss)            As reported         $ (308,714)           $ 29,221          $ 2,166,865
                               Pro forma             (360,141)            (45,246)           2,119,701
Basic earnings (loss)
  per share                    As reported         $    (0.10)           $   0.01          $      0.67
                               Pro forma           $    (0.12)           $  (0.01)         $      0.66
Diluted earnings (loss)
  per share                    As reported         $    (0.10)           $   0.01          $      0.63
                               Pro forma           $    (0.12)           $  (0.01)         $      0.62

    The Company's four stock option plans, the 1986, 1988, 1993, and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0% for all years, and expected volatility of 65% for 2001, 80% for 2000 and 46% for 1999, risk-free rates ranging from 4.33% for 2001, 5.68% to 6.56% for 2000, 5.18% to 6.15% for 1999, and expected lives ranging from 12 to 48 months for 2001, 2000, and 1999, respectively.

    A summary of the status of the Company's stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates, is presented below:

                                         2001                          2000                         1999
                              --------------------------    ---------------------------   -----------------------------
                                         Weighted Average              Weighted Average                Weighted Average
                               Shares     Exercise Price     Shares     Exercise Price        Shares     Exercise Price
                              --------------------------    ---------------------------   -----------------------------

Outstanding at
   beginning of year          340,180        $ 1.60         450,292        $ 1.36         415,752         $ 1.17
Granted                        23,430          1.10          31,800          2.95          90,000           2.50
Exercised                           -             -         126,412          1.04           7,600           1.16
Canceled                       25,175          1.06          15,500          1.99          47,860           1.86
                              -------                       -------                       -------

Outstanding at
   end of year                338,435        $ 1.61         340,180        $ 1.60         450,292         $ 1.36
                              =======        ======         =======        ======         =======         ======

Options exercisable
    at year-end               310,006        $ 1.60         278,271        $ 1.38         337,518         $ 1.07
                              =======        ======         =======        ======         =======         ======

Weighted-average
   fair value of options
   granted during
   the year                                  $ 0.76                        $ 2.52                         $ 1.42
                                             ======                        ======                         ======

    As of December 31, 2001, the 338,435 options outstanding under the Plan have exercise prices between $.88 and $3.27, and a weighted-average remaining contractual life of approximately 5 years.

    As of December 31, 2001 the exercisable options outstanding under the Plan have exercise prices between $.88 and $3.27 and a weighted-average remaining contractual life of approximately 4 years.

Common Stock Reserved
---------------------

    At December 31, 2001, the Company has reserved 635,105 shares of its common stock for incentive and nonqualified stock options.

G.  Earnings Per Share:
    ------------------

    The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                   2001        2000       1999
                                                   ----        ----       ----

Denominator for basic earnings per share -
  weighted average shares                       2,982,397   3,112,331   3,218,291

Effect of dilutive securities:
  Employee stock options                             --       181,940     211,553
                                                ---------   ---------   ---------

 Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                          2,982,397   3,294,271   3,429,844
                                                =========   =========   =========

    The following table summarizes securities that which were outstanding as of December 31, 2001, 2000, and 1999, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                          Years Ended December 31,
                                 ---------------------------------------

                                   2001            2000            1999
                                   -----           -----           ----

Employee stock options           122,580          30,800          36,000


H.  Geographic Information:
    ----------------------

    The following is a summary of selected geographic information as of December 31, 2001, 2000, and 1999:


Revenues:                  2001                 2000                 1999
                           ----                 ----                 ----

United States          $14,557,000          $18,100,000          $22,200,000
Italy                         --              1,300,000            2,900,000
Other                      188,000              200,000              500,000
                       -----------          -----------          -----------

Total                  $14,745,000          $19,600,000          $25,600,000
                       ===========          ===========          ===========

    Revenues are attributed to countries based on location of customers.

Long-lived assets:          2001                2000                 1999
                            -----               -----                ----

United States          $10,351,000          $10,326,000          $13,543,000
Italy                         --                   --                637,000
                       -----------          -----------          -----------
Total                  $10,351,000          $10,326,000          $14,180,000
                       ===========          ===========          ===========

I.  Commitments:
    -----------

    The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through January 2006. Total rent expense charged to operations approximated $440,000, $461,000, and $344,000, in 2001, 2000, and 1999, respectively.

    At December 31, 2001, minimum rental commitments under noncancellable operating leases with initial terms of one year or more are as follows:

                                       Operating
                                         Leases
                                     --------------

          2002                        $   440,433
          2003                            445,847
          2004                            399,635
          2005                            250,043
          2006                             98,085
          Thereafter                           -
                                     --------------

                                      $ 1,634,043
                                     ==============

    The Company, through its real estate subsidiary, ASA Properties Inc., leases office facilities to third parties under operating leases expiring on various dates through December 2010. Total rental income included in operations approximated $798,000, $811,000, and $663,000 in 2001, 2000, and 1999,
respectively.

    At December 31, 2001, future minimum rental payments to be received on operating leases are as follows:

         2002                         $   678,227
         2003                             597,715
         2004                             395,440
         2005                             127,965
         2006                             127,965
         Thereafter                       511,859
                                     --------------

                                      $ 2,439,171
                                     ==============

    The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 2001, 2000, and 1999 were approximately $77,000, $189,000, and $149,000, respectively.

J.  Subsequent Event:
    ----------------

    In January 2002, the Company announced the execution of an Agreement and Plan of Merger, dated as of January 3, 2002, under which the Company will acquire CompuTrac, Inc. The terms of the merger agreement provide that CompuTrac will be merged into the Company's RainMaker Software, Inc. subsidiary, with CompuTrac stock being converted into a right to receive a pro rate share of 1,370,676 shares of the Company's common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments.

    In connection with the merger agreement, the Company and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. The Company and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby the Company obtained a proxy to vote such stockholders shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.

K.  Quarterly Financial Data (unaudited)
    ------------------------------------

                                             Earnings (loss)                               Basic              Diluted
                                                  from           Net earnings         earnings (loss)     earnings (loss)
                            Revenue            operations          (loss)               per share            per share
                         -----------         --------------      -----------          ---------------     ---------------
2001
----
First quarter            $ 4,146,000          $ (329,000)        $ (112,000)            $ (0.04)             $ (0.04)
Second quarter             3,713,000            (325,000)          (138,000)              (0.05)               (0.05)
Third quarter              4,001,000             161,000            195,000                0.07                 0.06
Fourth quarter             2,885,000            (437,000)          (254,000)              (0.09)               (0.09)

2000
----
First quarter            $ 5,323,000          $ (595,000)        $ (540,000)            $ (0.17)             $ (0.17)
Second quarter             5,026,000            (532,000)          (551,000)              (0.17)               (0.17)
Third quarter              4,975,000          (1,113,000)         3,135,000                1.01                 0.95
Fourth quarter             4,309,000          (3,001,000)        (2,015,000)              (0.67)               (0.67)