Form 10-K/A
period 2001-12-31
ASA INTERNATIONAL LTD
filed 2002-04-30
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

    10 Speen Street, Framingham, MA                        01701
    -------------------------------                        -----
(Address of Principal Executive Offices)                (Zip Code)

               Registrant's telephone number, including area code:
                                 (508) 626-2727
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

    Title of each class               Name of each exchange on which registered
    -------------------               ------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of April 26, 2002, 2,982,397 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $2,845,267.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

         This Form 10-K is being filed in order to amend and restate in their entirety Items 10, 11, 12 and 13 of the Registrant's Form 10-K for the fiscal year ended December 31, 2001.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.
             ---------------------------------------------------

         Directors

         The directors of ASA are elected annually and hold office until the next annual meeting of stockholders and until their successors shall have been elected and qualified. The following table sets forth the age of each director, the year each director was elected a director and the positions presently held by each director with ASA.

                                     Year First
                                     Became        Positions and Offices
  Name                      Age      Director      with ASA
  ----                      ---      --------      --------

 Alfred C. Angelone.......  63         1982        Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President
 Alan J. Klitzner ........  60         1998        Director
 William A. Kulok.........  61         1993        Director
 James P. O'Halloran......  69         1991        Director
 Robert L. Voelk..........  46         1997        Director

         Executive Officers

         The executive officers of ASA, their ages and positions held with ASA are as follows:

                                     Year First
                                     Became        Positions and Offices
 Name                      Age       Officer       with ASA
 ----                      ---       -------       --------

 Alfred C. Angelone.......  63         1982        Chief Executive Officer and
                                                   President

 Terrence C. McCarthy.....  51         1989        Vice President, Secretary and
                                                   Treasurer

         Occupations of Directors and Executive Officers

         The following table sets forth the principal occupation of each of the directors and executive officers during the past five years:

                                          Principal Occupation During
    Name                                        Past Five Years
    ----                                        ---------------

    Alfred C. Angelone......  Chairman, Chief Executive Officer and President of
                              ASA.

    James P. O'Halloran.....  Formerly Senior Vice President, Treasurer and
                              Chief Financial Officer, Pegasystems Inc., a publicly held software company; formerly President of G & J Associates, Ltd., formerly The Janus Group, Ltd., a privately held consulting firm; formerly Vice President, Private Equity Managers, a privately held venture capital firm; and formerly Partner, Arthur Andersen & Co.

    William A. Kulok........  Managing  director, World Trade Center Palm Beach, an organization that produces trade shows and events; formerly President, North American Corporate Games, an organization that produces multi-sport festivals for executives; formerly Chairman of Community Productions, Inc., a privately held producer of expositions and educational programs; and formerly President of Kulok Capital, Inc., a privately held venture capital firm.

    Robert L. Voelk.........  Chairman and Chief Executive Officer of eSped.com,
                              a privately held software company; Chairman of Omtool, Ltd., a publicly held communications software company; and formerly Executive Vice President and director of ASA.

    Alan J. Klitzner .......  Chairman of Klitzner Industries, Inc., a privately held manufacturer of emblematic jewelry.

    Terrence C. McCarthy....  Vice President, Secretary and Treasurer of ASA.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than ten percent (10%) of ASA's stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission and any national securities exchange on which ASA's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Securities and Exchange Commission's regulations to furnish ASA with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to ASA and written representations from the executive officers and directors of ASA, ASA believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with during Fiscal 2001.

Item 11     Executive Compensation.
            -----------------------

         Executive Officers Compensation

         The following tables set forth the annual and long-term compensation for services rendered to ASA during the fiscal years ended December 31, 2001, 2000 and 1999 ("Fiscal 2001", "Fiscal 2000" and "Fiscal 1999", respectively) paid to those persons who were at December 31, 2001 (i) the chief executive officer and (ii) each other executive officer of ASA whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                                                                Compensation
                                               Annual Compensation                                 Awards
                                 ----------------------------------------------                 ---------
               (a)               (b)              (c)            (d)              (e)                (f)
                                                                             Other Annual        Securities
  Name and                                      Salary          Bonus        Compensation        Underlying
  Principal Position              Year           $(1)             $              $(2)            Options (#)
  ------------------             ---------      ------          -----       -------------       ------------

  Alfred C. Angelone.........     2001         375,000         10,000          69,534                --
    Chief Executive               2000         375,000         10,000          93,843                --
    Officer and President         1999         377,337         10,000          52,808              50,000

  Terrence C. McCarthy.......     2001         120,000          5,000           6,805              20,000
    Vice President                2000         115,000          5,000           6,605              10,000
                                  1999         105,763         10,000           6,000               5,000

(1) Amounts shown indicate base salary received by executive officers, value related to personal use of leased automobiles, and the imputed value of group term life insurance ("GTL Value") provided to each employee and recorded as compensation for tax purposes. All officers' salaries are subject to periodic review by the board of directors.

(2) Includes automobile expenses, premium payments on insurance policies and club dues. Each officer is also entitled to a car allowance, reimbursement of business-related expenses, life insurance coverage and certain severance benefits in the event of termination of employment. ASA does not have a pension plan. In Fiscal 2001, 2000 and 1999, ASA made no awards of Restricted Stock and did not have a Long-Term Incentive Plan. On September 8, 1999, ASA granted to Mr. Angelone incentive stock options to purchase 50,000 shares of common stock that are exercisable through September 7, 2004 at an exercise price of $2.54 per share. On September 8, 1999, ASA granted to Mr. McCarthy incentive stock options to purchase 5,000 shares of common stock that are exercisable through September 7, 2009 at an exercise price of $2.31 per share. On July 21, 2000, ASA granted to Mr. McCarthy incentive stock options to purchase 10,000 shares of common stock that are exercisable through July 20, 2010 at an exercise price of $3.27 per share. On October 1, 2001, ASA granted to Mr. McCarthy incentive stock options to purchase 20,000 shares of common stock that are exercisable through September 30, 2011 at an exercise price of $1.10 per share.

         The following table sets forth additional information concerning unexercised stock options to purchase ASA's common stock held by Messrs. Angelone and McCarthy as of December 31, 2001.

             AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND
                      FISCAL YEAR-END OPTION VALUES

                  (a)             (b)            (c)                (d)                         (e)
                                                                 Number of                    Value of
                                                                 Securities                 Unexercised
                                 Shares                          Underlying                 In-the-Money
                                Acquired                         Options at                  Options at
                                   on           Value         Fiscal Year-End             Fiscal Year-End
                                Exercise      Realized          Exercisable/                Exercisable/
                  Name            (#)            ($)          Unexercisable(#)         Unexercisable($)(1)(2)
                  ----            ---            ---          ----------------         ----------------------

   Alfred C. Angelone.......       --            --              215,000/0                   $ 23,100/ --
   Terrence C. McCarthy.....       --            --              6,600/13,400                $ 660/ 1,340

(1) "In-the-Money" options are those options for which the fair market value of the common stock underlying the options is greater than the per share exercise price of the option. Mr. Angelone currently has options to purchase (i) 165,000 shares of common stock, at a per share exercise price of $1.06 (see footnote 3 below for a discussion of the repricing of these options), of which 165,000 were exercisable as of December 31, 2001, and (ii) 50,000 shares of common stock, at a per share exercise price of $2.54, of which 50,000 were exercisable as of December 31, 2001. Mr. McCarthy currently has options to purchase (i) 10,000 shares of common stock, at a per share exercise price of $3.27, of which 6,600 were exercisable as of December 31, 2001; (ii) 5,000 shares of common stock, at a per share exercise price of $2.31 per share, 2,500 of which were exercisable as of December 31, 2001; and 20,000 shares of common stock, at a per share exercise price of $1.10 per share, 6,600 of which were exercisable as of December 31, 2001.

(2) The value of Unexercised In-the-Money options is determined by multiplying the number of options held by the difference in the fair market value of the common stock underlying the options on December 31, 2001 ($1.20 per share) and the applicable exercise price of the options granted.

(3) On March 4, 1996, ASA granted to Mr. Angelone non-qualified stock options to purchase 50,000 shares of common stock that are exercisable through March 3, 2006 at an exercise price of $1.47 per share (the "1996 Grant"). On February 8, 1993, ASA granted Mr. Angelone non-qualified stock options to purchase 115,000 shares of common stock that are exercisable through February 7, 2003 at an exercise price of $1.44 per share (the "1993 Grant"). The options held by Mr. Angelone pursuant to the 1996 Grant and the 1993 Grant were repriced on January 2, 1997, to an exercise price of $1.06 per share.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 Grant Date
                                             Individual Grants                                    Value(1)
                               --------------------------------------------                      ---------
                 (a)                (b)             (c)              (d)             (e)            (h)
                                 Number of       % of Total
                                Securities        Options
                                Underlying       Granted to      Exercise or
                                  Options       Employees in      Base Price     Expiration      Grant Date
        Name                      Granted       Fiscal Year         ($/Sh)          Date        Present Value
        ----                      -------       -----------         ------          ----        -------------
        Terrence C. McCarthy      20,000            85%             $1.10          9/30/11         $15,138

(1) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0% and expected volatility of 65%, risk-free rate of 4.33% and expected lives ranging from 12 to 48 months.

         Compensation of Executive Officers

       In Fiscal 2001, Mr. Angelone received a base salary of $375,000, and Mr. McCarthy received a base salary of $120,000. All officers' salaries are subject to periodic review by the board of directors.

         Compensation of Directors

         During Fiscal 2001, Messrs. O'Halloran, Kulok, Klitzner and Voelk each received cash compensation of $1,000, plus travel expenses, per meeting attended, for their services as directors. No other directors received any cash compensation for their services as directors.

         Compensation Committee Interlocks and Insider Participation

         Mr. Angelone serves as a director of Klitzner Industries, Inc. No other executive officers of ASA have served on the board of directors of any other entity that has had any of such entity's officers serve on ASA's board of directors. The Compensation Committee was disbanded by the board of directors in Fiscal 1996. During Fiscal 2000, the entire board of directors participated in deliberations concerning executive officer compensation.

         Report on Executive Compensation

         The board of directors is responsible for setting and administering the policies that govern annual compensation as well as short-term and long-term incentives for ASA's executive officers. All issues pertaining to executive compensation are submitted to the board of directors for approval.

         The board of directors believes that the primary objectives of ASA's compensation policies are to attract and retain a management team that can effectively implement and execute ASA's strategic business plan. These compensation policies include (a) an overall management compensation program that is competitive with management compensation programs at companies of similar size; and (b) long-term incentive compensation in the form of stock options and other long-term equity compensation that will encourage management to continue to focus on stockholder return.

         The goal of the board of directors is to use compensation policies to closely align the interests of ASA with the interests of stockholders in that ASA's management has incentives to achieve short-term performance goals while building long-term value for ASA's stockholders. The board of directors will review its compensation policies from time to time in order to determine the reasonableness of ASA's compensation programs and to take into account factors which are unique to ASA.

         In the past, the board of directors has reviewed compensation studies prepared by national accounting firms as well as reported compensation packages for officers of companies in the New England area. The board of directors did not compare compensation paid to executive officers in ASA's industry group as many of these businesses are much larger than ASA. Based upon these studies, the board of directors believes that the compensation package proposed for ASA's senior management is at mid-level for officers of similar-sized companies.

         Compensation for Chief Executive Officer

         The compensation for Mr. Angelone, as described above, is based upon careful analysis of the compensation of chief executive officers of other comparable public companies and Mr. Angelone's efforts on behalf of ASA. In addition to directing the affairs of ASA, Mr. Angelone was instrumental in the following areas: identifying strategic acquisitions, disposition of product lines, and establishing critical strategic partnerships with vendors and distribution channels. These changes were also designed to reward Mr. Angelone for future economic performance based upon improvements in profitability and increased values in ASA's common stock.

                                           Board of Directors:
                                           Alfred C. Angelone
                                           Alan J. Klitzner
                                           William A. Kulok
                                           James P. O'Halloran
                                           Robert L. Voelk

         Performance Graph

         The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 2, 1997, and plotted at the end of each of Fiscal 2001, 2000, 1999, 1998 and 1997, in each of
(i) ASA's common stock; (ii) the NASDAQ Market Index of Companies (the "NASDAQ Market Index"); and (iii) a Peer Group Index (the "Peer Group Index"), which consists of Delphi Information Systems Inc., a company in the information systems market.

                           [PERFORMANCE GRAPH OMITTED]

    Measurement Period        ASA International                         NASDAQ Market
   (Fiscal Year Covered)            Ltd.           Peer Group Index         Index

    1/2/97                        100.00                100.00              100.00
  12/31/97                        245.14                 75.74              122.32
  12/31/98                        251.60                114.69              172.52
  12/31/99                        309.66                148.26              304.29
  12/31/00                        154.83                 12.39              191.25
  12/31/01                        123.86                 19.45              152.46

Item 12.     Security Ownership of Certain Beneficial Owners and Management.
             --------------------------------------------------------------

         Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 26 2002, certain information concerning stock ownership of ASA by (i) each person known by ASA to own of record or be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of ASA's directors, (iii) each executive officer of ASA; and (iv) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed on the table have sole voting and investment power with respect to the shares indicated. As of April 26, 2002, ASA had 1,140 holders of record.

               Name and Address                 Number of       Percentage of
               of Beneficial Owner (1)          Shares          Outstanding
               -----------------------          Beneficially    common stock
                                                ------------    ------------
                                                Owned           (2)
                                                -----

      Alfred C. Angelone(3)(4)..............    863,476           27.0%
      James P. O'Halloran...................      2,000           *
      William A. Kulok(5)...................     32,800           1.1%
      Robert L. Voelk(6)....................     11,000           *
      Alan J. Klitzner (7) .................     18,000           *
      Terrence C. McCarthy(8)...............     13,687           *
      TradePoint Systems LLC(9).............
      44 Franklin Street
      Nashua, NH 03064                          665,597           22.3%
      All directors and officers as a
      group (6 persons)                         940,963           29.3%
        (1)(2)(3)(4)(5)(6)(7)(8)............

----------

* Less than 1%.

(1) The address for Messrs. Angelone, O'Halloran, Kulok, Voelk, Klitzner and McCarthy is c/o ASA International Ltd., 10 Speen Street, Framingham, Massachusetts 01701.

(2) Except as otherwise indicated, ASA believes that each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by him. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon information furnished by such stockholder.

(3) Includes 24,535 shares of common stock owned by ASA Investment Partnership, of which Mr. Angelone and ASA are general partners.

(4) Includes 165,000 shares of common stock underlying non-qualified stock options that are exercisable and 50,000 shares of common stock underlying incentive options that are exercisable.

(5) Includes 20,000 shares of common stock underlying non-qualified stock options that are exercisable.

(6) Includes 6,000 shares of common stock underlying non-qualified stock options that are exercisable, but excludes an additional 4,000 shares of common stock underlying non-qualified options that are not exercisable.

(7) Includes 8,000 shares of common stock underlying non-qualified stock options that are exercisable, but excludes an additional 2,000 shares of common stock underlying non-qualified options that are not exercisable.

(8) Includes 6,600 shares of common stock underlying incentive options that are exercisable, but excludes an additional 13,400 shares of common stock underlying incentive options that are not exercisable.

(9) All stock owned by TradePoint Systems LLC has been pledged to ASA to secure a note to ASA. ASA holds voting power with respect to these shares. See "Certain Transactions".

Item 13.     Certain Relationships and Related Transactions.
             ----------------------------------------------

         During Fiscal 2001, ASA advanced an aggregate of approximately $210,648 to Mr. Angelone, ASA's Chairman, Chief Executive Officer and President. Mr. Angelone repaid approximately $72,159 of outstanding advances during Fiscal 2001. As of December 31, 2001, the outstanding balance of short-term advances owed by Mr. Angelone to ASA totaled approximately $273,596. Short-term advances made to Mr. Angelone by ASA do not bear interest. On January 5, 2000, ASA loaned $175,000 to Mr. Angelone pursuant to a promissory note that accrues interest at 6.4% per annum.

         In December 1996, ASA disposed of substantially all of the assets and liabilities of ASA's International Trade and Transportation Systems Division (the "International Division"). In exchange for the assets of the International Division and the assumption of the International Division's liabilities, ASA received a 16% membership interest in TradePoint Systems LLC ("TradePoint"), a New Hampshire limited liability company, and a subordinated promissory note in the principle amount of $600,000 from TradePoint (the "Note"). The remaining 84% interest in TradePoint is owned by Christopher J. Crane, formerly the President and a director of ASA. Simultaneously with the completion of this transaction, Mr. Crane resigned from all of his positions with ASA. In exchange for his interest in TradePoint, Mr. Crane (i) contributed all of the common stock owned by him, totaling 665,597 shares; (ii) assigned to ASA a 16% partnership interest in the ASA Investment Partnership, a partnership among Mr. Crane, ASA, and Mr. Angelone; and (iii) canceled all of his options to purchase 245,000 shares of ASA common stock. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of ASA by Shields & Company, Inc.

         In connection with the transaction, TradePoint granted to ASA an irrevocable proxy covering the common stock owned by TradePoint. ASA has the right to cause TradePoint to redeem the 16% membership interest in TradePoint held by ASA by notice given on or after March 1, 2002, in exchange for the common stock held by TradePoint and the fair market value of the 16% membership interest in TradePoint. TradePoint has the right to redeem ASA's membership interest by notice given on or after December 31, 2001 in exchange for the common stock held by it and the greater of $400,000 or the fair market value of the 16% membership interest in TradePoint.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASA INTERNATIONAL LTD.


                               /s/  Alfred C. Angelone
                               -----------------------
                               By:  Alfred C. Angelone, Chief Executive Officer