Form 10-Q
period 2002-03-31
ASA INTERNATIONAL LTD
filed 2002-05-15
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         For Quarter Ended:                        Commission File Number:
          March 31, 2002                                   O-14741
          --------------                                   -------



                             ASA International Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



                 Delaware                                02-0398205
       -------------------------------             ---------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)



          10 Speen Street, Framingham, MA                   01701
      ----------------------------------------          ------------
      (Address of Principal Executive Offices)           (Zip Code)



Registrant's Telephone Number, including Area Code:  (508) 626-2727
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

Yes:     X          No:
      --------          -------


As of March 31, 2002 there were 2,982,397 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2002          2001
                                                      ------------   -----------
                                                       (Unaudited)
          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $ 4,212,904    $ 4,024,254
   Marketable securities                                   24,820         24,072
   Receivables - net                                    1,853,121      1,782,294
   Other current assets                                   562,549        566,122
                                                      -----------    -----------

TOTAL CURRENT ASSETS                                    6,653,394      6,396,742
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
   Land and buildings                                   4,312,795      4,312,795
   Computer equipment                                   2,264,900      2,178,272
   Office furniture and equipment                         996,322        996,322
   Leasehold improvements                                 115,846        115,846
   Vehicles                                               574,138        574,138
                                                      -----------    -----------

                                                        8,264,001      8,177,373
   Accumulated depreciation and amortization            3,794,799      3,688,077
                                                      -----------    -----------

NET PROPERTY AND EQUIPMENT                              4,469,202      4,489,296
                                                      -----------    -----------

SOFTWARE (less cumulative amortization
   of $5,035,501 and $4,851,488)                        1,723,444      1,907,457


NOTE RECEIVABLE                                         1,700,000      1,700,000

OTHER ASSETS                                            2,246,776      2,254,752
                                                      -----------    -----------

                                                      $16,792,816    $16,748,247
                                                      ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,    December 31,
                                                               2002           2001
                                                          ------------    ------------
                                                           (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations            $     81,928    $     80,357
   Accounts payable                                            340,083         288,727
   Accrued expenses                                          1,730,819       1,955,948
   Customer deposits                                           282,835         259,731
   Deferred revenue                                            445,331         387,689
                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                    2,880,996       2,972,452
                                                          ------------    ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                                 3,704,039       3,661,475
                                                          ------------    ------------

DEFERRED INCOME TAXES                                          709,000         709,000
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
     $.01 per share: Authorized and unissued, 1,000,000
     shares, 60,000 shares of which designated as
     Series A Junior Participating Preferred Stock
   Common stock, par value
     $.01 per share: Authorized , 6,000,000 shares;
     issued 4,510,870; outstanding, 2,982,397                   45,109          45,109
   Additional paid-in capital                                7,931,501       7,931,501
   Retained earnings                                         4,944,707       4,851,994
   Accumulated other comprehensive loss:
   Unrealized loss on marketable securities                     (4,080)         (4,828)
                                                          ------------    ------------

                                                            12,917,237      12,823,776
   Less: treasury stock, at cost                             3,418,456       3,418,456
                                                          ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                   9,498,781       9,405,320
                                                          ------------    ------------

                                                          $ 16,792,816    $ 16,748,247
                                                          ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                        March 31,
                                            -------------------------------
                                                2002                2001
                                            -------------------------------
                                             (Unaudited)
REVENUE
   Product licenses                         $   719,836         $   941,180
   Services                                   2,415,833           2,824,765
   Computer and add-on hardware                 319,245             380,097
                                            -----------         -----------

NET REVENUE                                   3,454,914           4,146,042
                                            -----------         -----------

COST OF REVENUE
   Product licenses and development             594,477             952,470
   Services                                   1,176,329           1,410,990
   Computer and add-on hardware                 241,939             300,831
                                            -----------         -----------

TOTAL COST OF REVENUE                         2,012,745           2,664,291
                                            -----------         -----------

EXPENSES
   Marketing and sales                          704,714           1,034,044
   General and administrative                   686,755             776,734
                                            -----------         -----------

TOTAL EXPENSES                                1,391,469           1,810,778
                                            -----------         -----------

EARNINGS (LOSS) FROM OPERATIONS                  50,700            (329,027)

INTEREST INCOME (EXPENSE) - NET                 (71,988)             20,297
OTHER INCOME
   License fee - divestiture                    100,000             100,000
   Management fee                                77,001                -
   Other                                         13,000              22,819
                                            -----------         -----------


EARNINGS (LOSS)  BEFORE INCOME TAXES            168,713            (185,911)

INCOME TAX EXPENSE (BENEFIT)                     76,000             (74,000)
                                            -----------         -----------

NET EARNINGS (LOSS)                         $    92,713         $  (111,911)
                                            ===========         ===========

EARNINGS (LOSS) PER COMMON SHARE:
BASIC                                       $     0.031         $    (0.038)
                                            ===========         ===========

DILUTED                                     $     0.030         $    (0.038)
                                            ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ----------------------------
                                                   (Unaudited)

NET INCOME (LOSS)                                  $    92,713     $  (111,911)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Unrealized gain on marketable securities             748           1,420
                                                   ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $    93,461     $  (110,491)
                                                   ============    ============



See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          ---------------------------
                                                                              2002           2001
                                                                          ---------------------------
                                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                    $    92,713    $  (111,911)
                                                                          -----------    -----------

   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization                                        290,731        316,797
         Changes in assets and liabilities                                   (156,946)       (29,704)
                                                                          -----------    -----------

                  Total adjustments                                           133,785        287,093
                                                                          -----------    -----------

   Net cash provided by operating activities                                  226,498        175,182
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                        (86,628)        (7,725)
   Increase in sales-type leases                                                4,528         20,508
   Reductions in assets held for future transactions                             --        2,720,000
   Other assets                                                                   117       (288,963)
                                                                          -----------    -----------

   Net cash provided (used) by investing activities                           (81,983)     2,443,820
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                                       44,135        (18,781)
                                                                          -----------    -----------

   Net cash provided (used) by financing activities                            44,135        (18,781)
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase                                                               188,650      2,600,221
   Balance, beginning of period                                             4,024,254      1,178,048
                                                                          -----------    -----------

   Balance, end of period                                                 $ 4,212,904    $ 3,778,269
                                                                          ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



Note 1.  Basis of Presentation
         ---------------------

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2002 and March 31, 2001, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.


Note 2.  Note Receivable
         ---------------

At March 31, 2002, the Company had a Note Receivable of $1,700,000 ("Note") along with accrued interest of $ 785,260 (included in the Company's balance sheet as other assets). The Note was originally due on March 3, 2002, under the terms of the sale of the Company's CommercialWare Division ("CWI"), which was completed in March 1999. The original interest rate on the Note of 7.06% was amended retroactively to the date of CWI's sale to 15% in April 2001, as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the Note and accrued interest are secured by CWI's intellectual property. Currently, CWI is pursuing sources of additional financing to provide for its short-term cash flow needs and to meet revised payment terms on the Note and accrued interest agreed to in March 2002 between the Company and CWI. These new terms called for the payment of principal and interest on the outstanding balance of the Note plus accrued interest over a five-year term beginning on April 1, 2002. Given the delay by CWI in meeting this revised payment schedule, the Company has not recognized the interest income due on the Note for the quarter ended March 31, 2002, which totaled approximately $135,000. The Company is awaiting the outcome of CWI's discussions with the possible funding sources and believes that the Note and accrued interest are fully collectible and adequately collateralized by the intellectual property of CWI as of March 31, 2002. The Company will continue to evaluate the Note for impairment to determine if an allowance for loss is required.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 3.  Earnings (Loss) per Share
         -------------------------

                                                          Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           2002          2001
                                                       -----------   ------------
Numerator:
   Net earnings (loss)                                 $    92,173   $  (111,911)
                                                       ===========   ===========

Numerator for diluted earnings (loss) per share -
   income available to common shareholders             $    92,173   $  (111,911)
                                                       ===========   ===========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                               2,982,397     2,982,397

Effect of dilutive securities
   Employee stock options                                   41,008          --
                                                       -----------   -----------

Dilutive potential common shares
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                3,023,405     2,982,397
                                                       ===========   ===========

Basic earnings (loss) per share                        $     0.031   $    (0.038)
                                                       ===========   ===========

Diluted earnings (loss) per share                      $     0.030   $    (0.038)
                                                       ===========   ===========

The following table summarizes securities which were outstanding as of March 31, 2002 and 2001 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           2002           2001
                                                         ---------     ---------

Employee Stock Options                                       -           340,180

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

                              Results of Operations

                              First Quarter of 2002
                                   compared to
                              First Quarter of 2001

                                              (000's omitted)
                               ------------------------------------------------
                                      Revenue            Increase / (Decrease)
                               ---------------------    -----------------------
                                 2002         2001        Amount     Percentage
                               --------    ---------    ---------    ----------

Product licenses               $    720     $    941    $   (221)        (23%)
Services                          2,415        2,825        (410)        (15%)
Computer and add-on hardware        319          380         (61)        (16%)
                               ---------    ---------   ---------

   Net revenue                 $  3,454     $  4,146    $   (692)        (17%)
                               =========    =========   =========

REVENUE

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $692,000, or 17%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $221,000, or 23%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. Product license revenues decreased for all product lines from the first quarter of 2001 when compared to the first quarter of 2002. The decrease in license revenue from the first quarter of 2001 to the first quarter of 2002 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $410,000, or 15%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. Service revenues decreased for all product lines except tire systems from the first quarter of 2001 when compared to the first quarter of 2002. The decrease in service revenues was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $61,000, or 16%, for the quarter ended March 31, 2002, compared to the same quarter ended March 31, 2001. The decrease in hardware revenues from existing businesses was due to decreased hardware sales by the tire systems product line.


COST OF REVENUE

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $358,000, or 38%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The cost of product licenses and development decreased for all product lines from the first quarter of 2001 when compared to the first quarter of 2002. The change was due primarily to a decrease in development expenses by the tire systems and e-business management product lines. In addition, the cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $235,000, or 17%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The gross margin percentage for services for the period remained approximately the same at 51% when compared to the same period in 2001. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $59,000, or 20%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The decrease in dollar amount for the cost of hardware revenues was due primarily to decreased unit sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales increased to 24% for the quarter ended March 31, 2002, from 21% for the quarter ended March 31, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


EXPENSES

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $329,000, or 32%, for the quarter ended

March 31, 2002, compared to the quarter ended March 31, 2001. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the tire systems and e-business management product lines.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $90,000, or 12%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The change primarily reflects decreased general and administrative expenses from the tire systems and e-business management product lines.

Other Income. The Company did not receive the principle and interest payments on the CWI Note which were due on April and May 1, 2002 under the revised payment terms described in Note 2 of this report. As a result, the Company has not recognized the interest income due on the Note for the quarter ended March 31, 2002 which totaled approximately $135,000.

Net earnings for the quarter ended March 31, 2002 were approximately $93,000, as compared to a net loss of approximately $112,000 for the quarter ended March 31, 2001. The change results from a decrease in loss from operations of approximately $380,000, and an increase in other income net of approximately $67,000, partially offset by an increase in interest expense net of approximately $92,000 and an increase in income tax expense of approximately $150,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at March 31, 2002 of approximately $4,213,000, an increase of approximately $189,000 from December 31, 2001. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at March 31, 2002. At March 31, 2002, the Company had approximately $25,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2001.

In January 2002, the Company announced the execution of an Agreement and Plan of Merger, dated as of January 3, 2002, under which the Company will acquire CompuTrac, Inc., subject to approval by the shareholders of the Company and CompuTrac. The terms of the merger agreement provide that CompuTrac will be merged into the Company's RainMaker Software, Inc. subsidiary, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,679 shares of the Company's common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments. In connection with the merger agreement, the Company and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. The Company and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby the Company obtained a proxy to vote such stockholders' shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.

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


 CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to the Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10-K. Note that the Company's preparation of the Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Software. The Company accounts for the costs of computer software developed in accordance with Statement of Financial Accounting Standard No. 86. Accordingly, the costs of purchased software, and of that software developed internally (once technological feasibility is established) associated with coding new applications or modules and enhancing and porting existing applications software, are capitalized. Amortization of these costs is based on the greater of the charge resulting from the application of either the straight-line method over five years or the proportion of current sales to estimated future revenues of each product. The Company periodically reviews the carrying value of its software to determine whether an impairment exists. Relevant cash flow and profitability information, including estimated future operating results, trends, and other available information are considered in assessing whether the carrying value of the software can be recovered. If it is determined that the carrying value of the software will not be recovered from the undiscounted cash flows, the carrying value of the software would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of undiscounted future cash flows available to recover the carrying value related to the software. Future adverse changes in market conditions could result in an inability of the Company to recover the carrying value of the software, thereby possibly requiring an impairment charge in the future.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

ASA may experience problems in integrating operations previously acquired by ASA or operations associated with any future acquisition. ASA cannot assure you that any recent or future acquisition will result in a positive contribution to ASA's results of operations. In particular, the successful combination of ASA with any business ASA acquires in the future will require substantial effort for each company, including the integration and coordination of marketing and sales efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any future acquisition, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm ASA's ability to realize the anticipated benefits of any future acquisition. Any failure by ASA to realize the anticipated benefits of its acquisitions could harm its business, financial condition and operating results, and could cause the price of ASA's common stock to decline. In addition, future acquisitions may result in significantly dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or impairment charges. These factors could harm ASA's business, financial condition and operating results and cause the price of ASA's common stock to decline.

Some executive officers and key personnel are critical to ASA's business and these officers and key personnel may not remain with ASA in the future.

ASA's success depends upon the continued service of some executive officers and other key personnel. Generally, ASA's employees are not bound by employment or non-competition agreements, and there can be no assurance that ASA will retain its officers and key employees. If ASA loses the services of Alfred C. Angelone, chairman and chief executive officer of ASA, or one or more of its other executive officers or key employees, or if one or more of these individuals decides to join a competitor or otherwise compete with ASA, ASA's business, operating results and financial condition could be seriously harmed.

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

The Company is exposed to the impact of interest rate changes and investment changes.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits - None

         (b) Reports on Form 8-K - The Registrant filed one Current Report on Form 8-K during the quarter ended March 31, 2002. On January 15, 2002, the Registrant filed a Form 8-K reporting under Item 5 the execution of an Agreement and Plan of Merger, dated as of January 3, 2002, pursuant to which the Registrant will acquire CompuTrac, Inc. The Registrant also reported in the same Form 8-K that the Registrant and CompuTrac entered into a management agreement whereby RainMaker Software, Inc., a wholly owned subsidiary of the Registrant, will manage the business of CompuTrac effective January 1, 2002, and that the Registrant and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby the Registrant obtained a proxy to vote such stockholders' shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ASA International Ltd.
                                        ----------------------
                                            (Registrant)




May 15, 2002                            /s/ Alfred C. Angelone
-------------                           ------------------------
(Date)                                        (Signature)
                                           Alfred C. Angelone
                                        Chief Executive Officer





May 15, 2002                            /s/ Terrence C. McCarthy
-------------                           ------------------------
(Date)                                         (Signature)
                                           Terrence C. McCarthy
                                        Vice President, Secretary, and Treasurer