Form 10-Q
period 2002-06-30
ASA INTERNATIONAL LTD
filed 2002-08-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 2002              Commission File Number:   O-14741
                    -------------                                        -------


                             ASA International Ltd.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            Delaware                                            02-0398205
---------------------------------                         ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



   10 Speen Street, Framingham, MA                                     01701
----------------------------------------                          --------------
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes:     X         No:
      -------         -------


As of June 30, 2002, there were 2,982,397 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,             December 31,
                                                        2002                   2001
                                                  ------------------     -----------------
                                                     (Unaudited)
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $ 4,955,827            $ 4,024,254
  Marketable securities                                   24,480                 24,072
  Receivables - net                                    2,242,055              1,782,294
  Other current assets                                   803,029                566,122
                                                     -----------            -----------

TOTAL CURRENT ASSETS                                   8,025,391              6,396,742
                                                     -----------            -----------

PROPERTY AND EQUIPMENT
  Land and building                                    4,312,795              4,312,795
  Computer equipment                                   2,314,288              2,178,272
  Office furniture and equipment                         996,322                996,322
  Leasehold improvements                                 115,846                115,846
  Vehicles                                               574,138                574,138
                                                     -----------            -----------

                                                       8,313,389              8,177,373
  Accumulated depreciation and amortization            3,902,099              3,688,077
                                                     -----------            -----------

NET PROPERTY AND EQUIPMENT                             4,411,290              4,489,296
                                                     -----------            -----------

SOFTWARE (less cumulative amortization
 of $5,219,512 and $4,851,488)                         1,539,431              1,907,457


NOTE RECEIVABLE                                        2,303,812              1,700,000

OTHER ASSETS                                           1,551,085              2,254,752
                                                     -----------            -----------

                                                     $17,831,009            $16,748,247
                                                     ===========            ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,           December 31,
                                                              2002                2001
                                                         ---------------     --------------
                                                           (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations             $     83,538        $     80,357
  Accounts payable                                             526,996             288,727
  Accrued expenses                                           2,296,446           1,955,948
  Customer deposits                                            312,124             259,731
  Deferred revenue                                             388,559             387,689
                                                          ------------        ------------

TOTAL CURRENT LIABILITIES                                    3,607,663           2,972,452
                                                          ------------        ------------

LONG-TERM OBLIGATIONS,
 NET OF CURRENT MATURITIES                                   3,677,391           3,661,475
                                                          ------------        ------------

DEFERRED INCOME TAXES                                          709,000             709,000
                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
     $.01 per share: Authorized and unissued, 1,000,000
     shares, 60,000 shares of which designated as
     Series A Junior Participating Preferred Stock
  Common stock, par value
     $.01 per share: Authorized , 6,000,000 shares;
     issued 4,510,870; outstanding, 2,982,397                   45,109              45,109
  Additional paid-in capital                                 7,931,501           7,931,501
  Retained earnings                                          5,283,221           4,851,994
  Accumulated other comprehensive loss:
  Unrealized loss on marketable securities                      (4,420)             (4,828)
                                                          ------------        ------------

                                                            13,255,411          12,823,776
  Less: treasury stock, at cost                              3,418,456           3,418,456
                                                          ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                                   9,836,955           9,405,320
                                                          ------------        ------------

                                                          $ 17,831,009        $ 16,748,247
                                                          ============        ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         June 30,
                                         --------------------------------------
                                              2002                     2001
                                         --------------------------------------
                                                     (Unaudited)
REVENUE
   Product licenses                       $ 1,217,567              $   704,552
   Services                                 2,506,056                2,608,119
   Computer and add-on hardware               515,560                  400,006
                                          -----------              -----------

NET REVENUE                                 4,239,183                3,712,677
                                          -----------              -----------

COST OF REVENUE
   Product licenses and development           684,129                  719,563
   Services                                 1,202,970                1,396,143
   Computer and add-on hardware               402,659                  292,288
                                          -----------              -----------

TOTAL COST OF REVENUE                       2,289,758                2,407,994
                                          -----------              -----------

EXPENSES
   Marketing and sales                        684,767                  862,124
   General and administrative                 852,729                  768,001
                                          -----------              -----------

TOTAL EXPENSES                              1,537,496                1,630,125
                                          -----------              -----------

INCOME (LOSS) FROM OPERATIONS                 411,929                 (325,442)

INTEREST INCOME - NET                         155,747                   83,132
OTHER INCOME - NET                             46,838                   11,478
                                          -----------              -----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT       614,514                 (230,832)

INCOME TAX EXPENSE (BENEFIT)                  276,000                  (93,000)
                                          -----------              -----------

NET INCOME (LOSS)                         $   338,514              $  (137,832)
                                          ===========              ===========

INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED                         $      0.11              $     (0.05)
                                          ===========              ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Six Months Ended
                                                    June 30,
                                     -----------------------------------
                                           2002                 2001
                                     -----------------------------------
                                                 (Unaudited)

REVENUE
   Product licenses                   $ 1,937,403           $ 1,645,733
   Services                             4,921,889             5,432,884
   Computer and add-on hardware           834,805               780,102
                                      -----------           -----------

NET REVENUE                             7,694,097             7,858,719
                                      -----------           -----------

COST OF REVENUE
   Product licenses and development     1,278,606             1,672,033
   Services                             2,379,299             2,807,133
   Computer and add-on hardware           644,598               593,119
                                      -----------           -----------

TOTAL COST OF REVENUE                   4,302,503             5,072,285
                                      -----------           -----------

EXPENSES
   Marketing and sales                  1,389,481             1,896,168
   General and administrative           1,539,484             1,544,735
                                      -----------           -----------

TOTAL EXPENSES                          2,928,965             3,440,903
                                      -----------           -----------

INCOME (LOSS) FROM OPERATIONS             462,629              (654,469)

INTEREST INCOME (EXPENSE) - NET            83,760               103,429
OTHER INCOME
   License fee - divestiture              100,000               100,000
   Management fee                         123,720                  --
   Other                                   13,118                34,297
                                      -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES         783,227              (416,743)

INCOME TAX EXPENSE (BENEFIT)              352,000              (167,000)
                                      -----------           -----------

NET INCOME (LOSS)                     $   431,227           $  (249,743)
                                      ===========           ===========

INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED                     $      0.14           $     (0.08)
                                      ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                        --------------------------      -------------------------
                                                          2002            2001            2002           2001
                                                        --------------------------      -------------------------
                                                               (Unaudited)                    (Unaudited)

NET INCOME (LOSS)                                       $ 338,514       $(137,832)      $ 431,227      $(249,743)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Unrealized gain (loss) on marketable securities        (340)           (612)            408            808
                                                        ---------       ---------       ---------      ---------

COMPREHENSIVE INCOME (LOSS)                             $ 338,174       $(138,444)      $ 431,635      $(248,935)
                                                        =========       =========       =========      =========

See Notes to Condensed Consolidated Financial Statements.

            ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                   June 30,
                                                         ---------------------------
                                                             2002           2001
                                                         ---------------------------
                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $   431,227    $  (249,743)
                                                         -----------    -----------

  Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
  Depreciation and amortization                              582,043        621,346
  Receivables                                               (394,986)       887,355
  Accounts payable and accrued expenses                      578,766       (602,729)
  Other                                                      (68,757)      (728,482)
                                                         -----------    -----------

  Total adjustments                                          697,066        177,490
                                                         -----------    -----------

  Net cash provided by (used for) operating activities     1,128,293        (72,253)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (136,015)       (64,528)
  Decrease in sales-type leases                               26,760         41,244
  Reductions in assets held for future transactions             --        2,720,000
  Additions to notes receivable                             (858,197)          --
  Other assets                                               751,635       (282,770)
                                                         -----------    -----------

  Net cash provided by investing activities                 (215,817)     2,413,946
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term debt                       19,097        (37,157)
                                                         -----------    -----------

  Net cash provided by (used for) financing activities        19,097        (37,157)
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS:
  Net increase                                               931,573      2,304,536
  Balance, beginning of period                             4,024,254      1,178,048
                                                         -----------    -----------

  Balance, end of period                                 $ 4,955,827    $ 3,482,584
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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2002 and June 30, 2001, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.


Note 2 - Note Receivable
------------------------

In June 2002, the Company received a Second Amended and Restated Promissory Note ("Second Note") for $2,558,197 at 12% for five years. The Second Note represents a restatement of the original Note Receivable of $1,700,000 plus accrued interest under the terms of the sale of the Company's CommercialWare division ("CWI") completed in March 1999, along with the interest due under the First Amended and Restated Note negotiated in April 2002. The terms of the Second Note call for monthly principal and interest payments of $35,000 after an initial payment which was received in June 2002 of $105,000.

During the period ended March 31, 2002, the Company had not recognized approximately $135,000 in interest income due under the First Amended Note due to a delay in CWI securing additional funding. The funding was obtained and the interest income not recognized in the prior quarter along with the interest income for the current quarter ended June 30, 2002 of approximately $26,000 has been received and recorded in the Statements of Operations for the three and six months ended June 30, 2002.

The Company believes that the Second Note is adequately collateralized by the intellectual property of CWI as of June 30, 2002. The Company will continue to evaluate the Second Note for impairment to determine if an allowance for loss is required.


Note 3 - Notes Payable - Bank and Debt
--------------------------------------

In June 2002, the Company renewed through June 30, 2003, its revolving demand loan agreement with a bank for up to $1,500,000 which bears interest at prime plus 1/2%.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 4 - Earnings (Loss) per Share

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                    June 30,
                                                       --------------------------   -------------------------
                                                          2002           2001           2002          2001
                                                       -----------   ------------   -----------   -----------

Numerator:
  Net earnings (loss)                                  $   338,514   $  (137,832)   $   431,227   $  (249,743)
                                                       -----------   -----------    -----------   -----------

Numerator for diluted earnings (loss) per share -
  income available to common shareholders              $   338,514   $  (137,832)   $   431,227   $  (249,743)
                                                       -----------   -----------    -----------   -----------

Denominator:
  Denominator for basic and diluted loss per share -
  Weighted average shares                                2,982,397     2,982,397      2,982,397     2,982,397

Effect of dilutive securities
  Employee stock options                                    46,046          --           43,644          --
                                                       -----------   -----------    -----------   -----------

Dilutive potential common shares
  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                                  3,028,443     2,982,397      3,026,041     2,982,397
                                                       ===========   ===========    ===========   ===========

Basic earnings (loss) per share                        $      0.11   $     (0.05)   $      0.14   $     (0.08)
                                                       ===========   ===========    ===========   ===========

Diluted earnings (loss) per share                      $      0.11   $     (0.05)   $      0.14   $     (0.08)
                                                       ===========   ===========    ===========   ===========

The following table summarizes securities which were outstanding as of June 30, 2002 and 2001 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                          Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------    ----------

Employee Stock Options                                     -           340,005

Note 5 - Subsequent Event - CompuTrac Acquisition
-------------------------------------------------

In August 2002, the Company completed the merger of CompuTrac, Inc. into its RainMaker Software, Inc. subsidiary. The merger was effective on August 1, 2002. The shareholders of each company approved the merger in July 2002. The Agreement and Plan of Merger which documents the arrangement among CompuTrac, Inc., the Company and RainMaker Software, Inc. was previously filed by the Company on January 15, 2002 on its Form 8-K.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

                              Results of Operations

                             Second Quarter of 2002
                                   compared to
                             Second Quarter of 2001


                               -------------------     ---------------------
(000's omitted)                      Revenue           Increase / (Decrease)
                               -------------------     ---------------------
                                2002        2001       Amount    Percentage
                               -------    --------     -------   ----------

Product licenses               $1,218      $  705      $  513        73%
Services                        2,506       2,608        (102)       (4%)
Computer and add-on hardware      515         400         115        29%
                               ------      ------      ------

   Net revenue                 $4,239      $3,713      $  526        14%
                               ======      ======      ======     =======

REVENUE
-------

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues increased by approximately $526,000, or 14%, for the quarter ended June 30, 2002, compared to the quarter ended June 20, 2001.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues increased by approximately $513,000, or 73%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. Product license revenues increased for all product lines from the second quarter of 2001 when compared to the second quarter of 2002. The increase in license revenue from the second quarter of 2001 to the second quarter of 2002 was primarily attributable to increased software license revenues from the tire and legal systems partially offset by a decrease in software license revenue by the e-business management product line.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $102,000, or 4%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. Service revenues decreased for all product lines except tire systems from the second quarter of 2001 when compared to the second quarter of 2002. The decrease in service revenues was due primarily to reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $115,000, or 29%, for the quarter ended June 30, 2002, compared to the same quarter ended June 30, 2001. The increase in hardware revenues was due to increased hardware sales by the tire systems product line.


COST OF REVENUE
---------------

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $35,000, or 5%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. The cost of product licenses and development decreased for all product lines except for tires systems from the second quarter of 2001 when compared to the second quarter of 2002. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $193,000, or 14%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. The gross margin percentage for services for the period increased to 52% for the quarter ended June 30, 2002 from 46% for the comparable period in 2001. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $110,000, or 38%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. The increase in dollar amount for the cost of hardware revenues was due primarily to increased unit sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales decreased to 22% for the quarter ended June 30, 2002, from 27% for the quarter ended June 30, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $177,000, or 21%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the tire systems and e-business management product lines.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $85,000, or 11%, for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. The change primarily reflects increased general and administrative expenses from the tire systems and e-business management product lines.

Net earnings for the quarter ended June 30, 2002 were approximately $339,000, as compared to a net loss of approximately $138,000 for the quarter ended June 30, 2001. The change results from a decrease in loss from operations of approximately $737,000, an increase in interest income-net of approximately $73,000 and an increase in other income net of approximately $36,000, partially offset by an increase in income tax expense of approximately $369,000.

                              Results of Operations

                         Six Months Ended June 30, 2002
                                   compared to
                         Six Months Ended June 30, 2001


                               ----------------------------------------------
(000's omitted)                      Revenue           Increase / (Decrease)
                               ------------------      ----------------------
                                2002        2001       Amount      Percentage
                               ------      ------      -------     ----------

Product licenses               $1,937      $1,646      $  291           18%
Services                        4,922       5,433        (511)          (9%)
Computer and add-on hardware      835         780          55            7%
                               ------      ------      ------       ------

   Net revenue                 $7,694      $7,859      $ (165)          (2%)
                               ======      ======      ======       ======


REVENUE
-------

Net revenue. The Company's total revenues decreased by approximately $165,000, or 2%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Product licenses. Software license revenues increased by approximately $291,000, or 18%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. Product license revenues increased for all product lines except for e-business management systems from the first six months of 2001 when compared to the first six months of 2002.

Services. Service revenues decreased by approximately $511,000, or 9%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Service revenue decreases for the legal and e-business systems product lines were partially offset by an increase in service revenues from the tire systems product line. The decrease in service revenues was due primarily to reduced client requirements for training and consulting services.

Computer and add-on hardware. Hardware revenues increased by approximately $55,000, or 7%, for the six months ended June 30, 2002, compared to the same six months ended June 30, 2001. The increase in hardware revenues from existing businesses was due primarily to increased hardware sales by the tire systems product line.


COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues and development decreased by approximately $393,000, or 24%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001 The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $428,000, or 15%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The gross margin percentage for services for the period increased to approximately 52% from 48% of revenue from services for the same period in 2001. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues increased by approximately $51,000, or 9%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The increase in dollar amount for the cost of hardware revenues was due to increased sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales decreased to 23% for the six months ended June 30, 2002, from 24% for the six months ended June 30, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.


EXPENSES
--------

Marketing and sales. Marketing and sales expenses decreased by approximately $507,000, or 27%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The decrease in marketing and sales expenses reflects decreased sales and marketing expenses from the tire systems and e-business product lines.

General and administrative. General and administrative expenses remained approximately the same for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Net income for the six months ended June 30, 2002 was approximately $431,000, as compared to a net loss of approximately $250,000 for the six months ended June 30, 2001. The change results from a decrease in loss from operations of approximately $1,117,000, an increase in other income-net of approximately $103,000 partially offset by a decrease in interest income-net of approximately $20,000 and an increase in income tax expense of approximately $519,000.

                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at June 30, 2002 of approximately $4,956,000, an increase of approximately $932,000 from December 31, 2001. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at June 30, 2002. At June 30, 2002, the Company had approximately $24,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2001.

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

In January 2002, the Company announced the execution of an Agreement and Plan of Merger, dated as of January 3, 2002, under which the Company would acquire CompuTrac, Inc., subject to approval by the shareholders of the Company and CompuTrac.

The shareholders of each company had voted to approve the merger in July 2002. In August 2002, the Company completed the merger effective on August 1, 2002.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivables), bearing interest at a rate approximating prime minus .5%, which extends through June 30, 2003. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On July 25, 2002, the Company held a Special Meeting in Lieu of an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

     1. To approve the issuance of shares of ASA's common stock in the proposed merger of CompuTrac, Inc. with and into RainMaker Software, Inc., a wholly-owned subsidiary of ASA;

     2. To approve an amendment to ASA's Certificate of Incorporation to increase the authorized shares of common stock of ASA to 8,000,000 shares;

     3. To elect five (5) members to the Board of Directors ("Proposal No. 1"). Nominees for Director were: (a) Alfred C. Angelone; (b) Alan J. Klitzner; (c) William A. Kulok; (d) James P. O'Halloran; and (e) Robert L. Voelk; and

     4. To ratify and confirm the appointment of Sansiveri, Kimball & McNamee, LLP, as the independent auditors for the Company for the fiscal year ending December 31, 2002 ("Proposal No. 4").

Of the 3,672,539 shares of the Company's Common Stock of record as of June 7, 2002 able to be voted at the Annual Meeting, a total of approximately 2,957,258 shares were voted, or approximately 81% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1, No. 2, No. 3 and No. 4 were adopted with the vote totals as follows:

                                                   Shares
                                   Shares          Voting                        Broker
Proposal                           Voting For      Against       Withheld      Non-Votes

 Proposal No. 1                    1,209,569       23,725        15,940        1,708,024

 Proposal No. 2                    2,908,478       32,100        16,680

 Proposal No. 3

   (a)  Alfred C. Angelone         2,931,883        3,805        21,570
   (b)  Alan J. Klitzner           2,931,964        3,724        21,570
   (c)  William A. Kulok           2,932,064        3,624        21,570
   (d)  James P. O'Halloran        2,931,414        3,624        22,220
   (e)  Robert L. Voelk            2,932,064        3,624        21,570

 Proposal No. 4                    2,918,336       21,836        15,090            1,996

Item 5.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------

         4.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on July 31, 2002.

         10.1 Second Amended and Restated Promissory Note made payable by CommercialWare, Inc. to the Company, dated June 3, 2002.
         10.2 Renewal of Revolving Demand Note made payable by the Company to Eastern Bank in the amount of $1,500,000 dated June 17, 2002.
         99.1     Certification of Chief Executive Officer.
         99.2     Certification of Chief Financial Officer.


     (b) Reports on Form 8-K - None



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ASA International Ltd.
                                       ----------------------
                                           (Registrant)




8/13/02                                /s/Alfred C. Angelone
--------                               ----------------------------------------
(Date)                                    (Signature)
                                       Alfred C. Angelone
                                       Chief Executive Officer





8/13/02                                /s/Terrence C. McCarthy
-------                                ----------------------------------------
(Date)                                     (Signature)
                                       Terrence C. McCarthy
                                       Vice President, Secretary, and Treasurer