Form 10-Q
period 2002-09-30
ASA INTERNATIONAL LTD
filed 2002-11-13
CIK 793961

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For Quarter Ended: September 30, 2002           Commission File Number: O-14741
                    ------------------                                   -------


                             ASA International Ltd.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



           Delaware                                             02-0398205
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)



   10 Speen Street, Framingham, MA                                 01701
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, including Area Code:  508-626-2727
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


Yes:   X         No:
     -----

As of September 30, 2002, there were 4,352,869 shares of Common Stock of the Registrant outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,         December 31,
                                                            2002                  2001
                                                        -------------         -----------
                                                         (Unaudited)
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 5,258,449           $ 4,024,254
  Marketable securities                                      22,406                24,072
  Receivables - net                                       2,224,864             1,782,294
  Note receivable - short term                              262,388                73,333
  Other current assets                                      411,182               492,789
                                                        -----------           -----------

TOTAL CURRENT ASSETS                                      8,179,289             6,396,742
                                                        -----------           -----------

PROPERTY AND EQUIPMENT:
  Land and building                                       4,990,822             4,312,795
  Computer equipment                                      2,412,445             2,178,272
  Office furniture and equipment                          1,027,713               996,322
  Leasehold improvements                                    115,846               115,846
  Vehicles                                                  574,138               574,138
                                                        -----------           -----------

                                                          9,120,964             8,177,373
  Accumulated depreciation and amortization               4,017,053             3,688,077
                                                        -----------           -----------

NET PROPERTY AND EQUIPMENT                                5,103,911             4,489,296
                                                        -----------           -----------

SOFTWARE (less cumulative amortization
 of $5,441,176 at 9/30/02 and $4,851,488 at 12/31/01)     2,259,050             1,907,457

NOTE RECEIVABLE                                           2,222,114             1,700,000

INTEREST INCOME RECEIVABLE                                     --                 432,954

OTHER ASSETS                                              1,688,860             1,821,798
                                                        -----------           -----------

                                                        $19,453,224           $16,748,247
                                                        ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,   December 31,
                                                                                       2002           2001
                                                                                  --------------  ------------
                                                                                   (Unaudited)
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                     $     85,187    $     80,357
  Accounts payable                                                                     325,071         288,727
  Accrued expenses                                                                   2,408,705       1,955,948
  Customer deposits                                                                    374,112         259,731
  Deferred revenue                                                                     421,755         387,689
                                                                                  ------------    ------------

TOTAL CURRENT LIABILITIES                                                            3,614,830       2,972,452
                                                                                  ------------    ------------

LONG-TERM OBLIGATIONS,
 NET OF CURRENT MATURITIES                                                           3,649,858       3,661,475
                                                                                  ------------    ------------

DEFERRED INCOME TAXES                                                                  709,000         709,000
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO REPURCHASE                                                     595,530

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
     $.01 per share: Authorized and unissued, 1,000,000
     shares, 60,000 shares of which designated as
     Series A Junior Participating Preferred Stock
  Common stock, par value
     $.01 per share: Authorized , 8,000,000 shares;
     issued 5,881,342 at 9/30/02 and 4,510,870 shares at 12/31/01; outstanding,
    4,352,869 at 9/30/02 and 2,982,397 shares at 12/31/01                               58,813          45,109
  Additional paid-in capital                                                         8,858,750       7,931,501
  Retained earnings                                                                  5,358,393       4,851,994
  Accumulated other comprehensive loss
   Unrealized loss on marketable securities                                             (6,494)         (4,828)
                                                                                  ------------    ------------

                                                                                    14,269,462      12,823,776
  Less: treasury stock, at cost                                                      3,418,456       3,418,456
                                                                                  ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                                          11,446,536       9,405,320
                                                                                  ------------    ------------

                                                                                  $ 19,420,224    $ 16,748,247
                                                                                  ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                               September 30,
                                      --------------------------------
                                          2002                 2001
                                      --------------------------------
                                       (Unaudited)
REVENUE
   Product licenses                   $1,006,204            $1,288,891
   Services                            2,821,426             2,504,085
   Computer and add-on hardware          390,381               208,262
                                      ----------            ----------

NET REVENUE                            4,218,011             4,001,238
                                      ----------            ----------

COST OF REVENUE
   Product licenses and development      896,986               728,888
   Services                            1,436,438             1,339,443
   Computer and add-on hardware          293,609               180,540
                                      ----------            ----------

TOTAL COST OF REVENUE                  2,627,033             2,248,871
                                      ----------            ----------

EXPENSES
   Marketing and sales                   747,816               652,935
   General and administrative            746,511               938,440
                                      ----------            ----------

TOTAL EXPENSES                         1,494,327             1,591,375
                                      ----------            ----------

INCOME  FROM OPERATIONS                   96,651               160,992

INTEREST INCOME - NET                     16,116                81,586
OTHER INCOME - NET                        25,405                83,321
                                      ----------            ----------

EARNINGS BEFORE INCOME TAXES             138,172               325,899

INCOME TAX EXPENSE                        63,000               131,000
                                      ----------            ----------

NET EARNINGS                          $   75,172            $  194,899
                                      ==========            ==========

EARNINGS PER COMMON SHARE:
   Basic                              $     0.02            $     0.07
                                      ==========            ==========

   Diluted                            $     0.02            $     0.06
                                      ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine Months Ended
                                                  September 30,
                                      ------------------------------------
                                           2002                    2001
                                      ------------------------------------
                                       (Unaudited)
REVENUE
   Product licenses                   $  2,943,607            $  2,934,624
   Services                              7,743,315               7,936,969
   Computer and add-on hardware          1,225,186                 988,364
                                      ------------            ------------

NET REVENUE                             11,912,108              11,859,957
                                      ------------            ------------

COST OF REVENUE
   Product licenses and development      2,175,592               2,400,921
   Services                              3,815,737               4,146,576
   Computer and add-on hardware            938,207                 773,659
                                      ------------            ------------

TOTAL COST OF REVENUE                    6,929,536               7,321,156
                                      ------------            ------------

EXPENSES
   Marketing and sales                   2,137,297               2,549,103
   General and administrative            2,285,995               2,483,178
                                      ------------            ------------

TOTAL EXPENSES                           4,423,292               5,032,281
                                      ------------            ------------

EARNINGS (LOSS) FROM OPERATIONS            559,280                (493,480)

INTEREST INCOME (EXPENSE) - NET             99,876                 185,015
OTHER INCOME
   License fee -- divestiture              100,000                 100,000
   Management fee                          149,125                    --
   Other                                    13,118                 117,619
                                      ------------            ------------

EARNINGS (LOSS) BEFORE INCOME TAXES        921,399                 (90,846)

INCOME TAX EXPENSE (BENEFIT)               415,000                 (36,000)
                                      ------------            ------------

NET EARNINGS (LOSS)                   $    506,399            $    (54,846)
                                      ============            ============

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                              $       0.16            $      (0.02)
                                      ============            ============

   Diluted                            $       0.15            $      (0.02)
                                      ============            ============

See Notes to Condensed Consolidated Financial Statements.

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                         Three Months Ended      Nine Months Ended
                                           September 30,            September 30,
                                      -----------------------   -----------------------
                                         2002         2001        2002          2001
                                      -----------------------   -----------------------
                                            (Unaudited)               (Unaudited)

NET EARNINGS (LOSS)                   $  75,172    $ 194,899    $ 506,399    $ (54,846)
OTHER COMPREHENSIVE EARNINGS (LOSS)
   NET OF INCOME TAX:
      Unrealized loss on
           marketable securities         (2,074)      (2,210)      (1,666)      (1,402)
                                      ---------    ---------    ---------    ---------

COMPREHENSIVE EARNINGS (LOSS)         $  73,098    $ 192,689    $ 504,733    $ (56,248)
                                      =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                       2002            2001
                                                                                   ---------------------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                                                              $   506,399    $   (54,846)
                                                                                   -----------    -----------

  Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
  Depreciation and Amortization                                                        918,659        941,770
  Changes in Assets and Liabilities:
    Receivables                                                                       (129,117)       647,952
    Other Current Assets                                                               175,318       (112,358)
    Accounts Payable and Accrued Expenses                                             (145,295)      (757,700)
    Other                                                                             (160,168)      (168,686)
                                                                                   -----------    -----------
  Total adjustments                                                                    659,397        550,978
                                                                                   -----------    -----------

  Net cash provided by (used for) operating activities                               1,165,796        496,132
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (185,692)       (87,476)
  Additions to software                                                                   --           (9,400)
  Decrease in sales-type leases                                                         26,760         81,932
  Cash received in acquisition of CompuTrac                                          1,956,812           --
  Cash paid for CompuTrac merger expenses                                             (257,338)          --
  Reductions in assets held for future transactions                                       --        2,720,000
  Additions to Notes Receivable                                                       (827,253)          --
  Other assets                                                                         787,305       (551,458)
                                                                                   -----------    -----------

  Net cash provided by investing activities                                          1,500,594      2,153,598
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt                                                           64,367           --
   Payments of long-term debt                                                          (71,154)       (55,661)
   Cash paid to CompuTrac Shareholders                                              (1,425,408)          --
                                                                                   -----------    -----------

  Net cash used for financing activities                                            (1,432,195)       (55,661)
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS:
  Net increase                                                                       1,234,195      2,594,069
  Balance, beginning of period                                                       4,024,254      1,178,048
                                                                                   -----------    -----------

  Balance, end of period                                                           $ 5,258,449    $ 3,772,117
                                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


NON-CASH INVESTING AND FINANCING ACTIVITIES

As part of the acquisition of CompuTrac in August 2002, the Company issued 1,370,679 shares of common stock valued at $1,536,485 to CompuTrac shareholders. The following is a summary of the non cash net assets acquired from CompuTrac which are excluded from the statement of cash flows:


         Accounts receivable-net                    308,758
         PP&E                                       757,895
         Software                                   941,282
         Other Assets                               197,494
         Assumed liabilites                        (943,010)
                                                ------------
                       Net Assets Acquired      $ 1,262,419
                                                ============


As of September 30, 2002 approximately $207,000 of accrued merger costs remain unpaid.

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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2002 and September 30, 2001, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.


Note 2 - CompuTrac Acquisition
------------------------------

On August 1, 2002, the Company and CompuTrac, Inc., a Texas corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. CompuTrac shareholders received ..20648 shares of ASA common stock and approximately $.2156 in cash for each share of CompuTrac common stock held at the time of the merger. Since the sum of the amounts assigned to the assets acquired and the liabilities assumed exceeded the cost of CompuTrac, the excess over cost was allocated as a pro rata reduction of the amounts that otherwise would be assigned to all of the acquired assets. The excess over cost was approximately $1,096,389, computed using a purchase price of $3,219,231.

The purchase price is based on a value of $1.35 per share for the 444,425 shares covered under the Stock Repurchase Agreement and a value of approximately $1.01 for the 926,254 remaining shares issued. The $1.01 value for these shares is based on the closing price of ASA's stock as of the merger date of August 1, 2002. Identified intangible assets, consisting principally of software, which totaled approximately $941,000 after the pro rata reduction of the amounts that otherwise would be assigned, will be amortized over an estimated life of five years. The merger followed the approval of the transaction by the shareholders of each company in July 2002. The Company accounted for the merger as a purchase business combination and recorded acquisition costs and the purchase price allocation for CompuTrac as follows:

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Cash to CompuTrac Shareholders                                                                   $ 1,425,408
Fair value of ASA common stock issued                                                              1,536,485
Direct acquisition costs                                                                             257,338
                                                                                                -------------
     Total purchase price                                                                        $ 3,219,231
                                                                                                =============

Fair value of net tangible assets:
 Cash
     To CompuTrac Shareholders                                       $ 1,425,408
     To be paid to H. Margolis                                           349,000
     To be paid for costs related to the transaction                      45,798
     To be paid to ASA (RainMaker) under Mgmt Agreement                  136,606
                                                                     ---------------------------
                                                                                      1,956,812

  Receivables-net                                                                       308,758
  Other current assets                                                                   24,045
  Noncompete Agreement                                                   275,000
    less: Effect of pro rata allocation of excess of fair
    value of net assets acquired over the purchase price                (101,551)
                                                                     ---------------------------
                                                                                        173,449
  Property and Equipment                                               1,201,629
    less: Effect of prorata allocation of excess of fair
    value of net assets acquired over the purchase price                (443,734)
                                                                     ---------------------------
                                                                                        757,895

  Accrued expenses                                                                     (358,683)
  Payments due to H. Margolis                                                          (349,000)
  Premium for directors and officers tail policy                                        (15,750)
  Deferred revenue & customer deposits                                                 (210,069)
  Accounts payable                                                                       (9,508)
                                                                                   --------------------------
     Value of net tangible assets                                                                  2,277,949

Estimated fair value of identifiable intangible assets                                1,492,386
   less: Effect of prorata allocation of excess of fair
   value of net assets acquired over the purchase price                                (551,104)
                                                                                   --------------------------
     Value of net identifiable intangible assets                                                     941,282
                                                                                                -------------
                                                                                                 $ 3,219,231
                                                                                                =============

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Unaudited pro forma consolidated revenues, net earnings and net earnings per basic and diluted shares for the three-months and nine-months ended September 30, 2001 and 2002, would have been approximately as follows if the merger had occurred on January 1, 2001. The unaudited pro forma financial information is not necessarily indicative of future results of the Company because it does not give effect to what might have occurred had the merger and combined operations been functioning on January 1, 2001.

                              Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                          -------------------------   ----------------------------
                             2002          2001           2002           2001
                          -----------   -----------   ------------   -------------
Revenues                  $ 4,461,459   $ 4,810,716   $ 14,019,020   $ 14,592,748
Net earnings                   48,329       209,315        516,956     (1,394,684)
Net earnings per share:
   Basic                  $      0.01   $      0.05   $       0.16   $      (0.32)
   Diluted                $      0.01   $      0.05   $       0.16   $      (0.32)

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 3 - Earnings (Loss) per Share

The weighted average number of common shares outstanding used in the computation of loss per share is summarized as follows:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                    -------------------------   ------------------------
                                                        2002          2001          2002          2001
                                                    -----------   -----------   -----------   -----------
Numerator:
  Net earnings (loss)                               $    75,172   $   194,899   $   506,399   $   (54,846)
                                                    -----------   -----------   -----------   -----------

Numerator for diluted earnings (loss) per share -
  income available to common shareholders           $    75,172   $   194,899   $   506,399   $   (54,846)
                                                    -----------   -----------   -----------   -----------

Denominator for basic earnings per share -
  weighted average shares                             3,795,644     2,982,397     3,255,480     2,982,397

Effect of dilutive securities:
  Employee stock options                                 18,854        46,528        36,195          --
                                                    -----------   -----------   -----------   -----------

Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                               3,814,498     3,028,925     3,291,675     2,982,397
                                                    ===========   ===========   ===========   ===========

Basic earnings (loss) per share                     $      0.02   $      0.07   $      0.16   $     (0.02)
                                                    ===========   ===========   ===========   ===========

Diluted earnings (loss) per share                   $      0.02   $      0.06   $      0.15   $     (0.02)
                                                    ===========   ===========   ===========   ===========

The following table summarizes securities which were outstanding as of September 30, 2002 and 2001 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                    -------------------------   -------------------------
                                                        2002         2001          2002          2001
                                                    -----------   -----------   -----------   -----------

Employee Stock Options                                    --        122,580           --         122,563

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 4 - Note Receivable
------------------------

In June 2002, the Company received a Second Amended and Restated Promissory Note ("Second Note") for $2,558,197 at 12% for five years. The Second Note representsa restatement of the original Note Receivable of $1,700,000 plus accrued interest under the terms of the sale of the Company's CommercialWare division ("CWI") completed in March 1999, along with the interest due under the First Amended and Restated Note negotiated in April 2002. The terms of the Second Note call for monthly principal and interest payments of $35,000 after an initial payment which was received in June 2002 of $105,000.

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

Note 5 - Subsequent Event - PowerCerv Acquisition
-------------------------------------------------

On October 3, 2002 the Company signed a definitive agreement to purchase substantially all of the assets of PowerCerv Corporation, a Tampa-based provider of enterprise software solutions. Under terms of the agreement, in addition to assuming certain PowerCerv liabilities, upon closing the Company will pay PowerCerv $500,000 cash and issue a $90,000 note due in six months. The purchase price may be subject to certain post-closing adjustments. Closing of the transaction is subject to the satisfaction of various conditions, including the approval of PowerCerv shareholders.

Note 6 - Subsequent Event - Trade Point Systems LLC
---------------------------------------------------

On November 1, 2002, the Company and ASA Investment Partnership ("AIP"), a partnership between the Company and its Chief Executive Officer, exchanged their respective 5.49% and 10.51% membership interests in Tradepoint Systems LLC ("Tradepoint") for $400,000 and 665,597 shares of the Company's common stock, respectively (the "Exchange"). Also on November 1, 2002, the Company paid to Tradepoint $400,000 in full satisfaction of certain of the Company's obligations to Tradepoint pursuant to a lease by Tradepoint from the Company of office space at the Company's Nashua, New Hampshire facility (the "Lease").

In December 1996, the Company transferred substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Division to Tradepoint in exchange for a 16% membership interest in TradePoint and a subordinated promissory note (the "Note") in the principal amount of $600,000 (the "1996 Transaction"). The remaining 84% interest in TradePoint is owned by the former President and a director of the Company and his spouse. In connection with the 1996 Transaction, the former President resigned from all of his positions with the Company. In exchange for his interest in TradePoint, the former President (i) contributed all of the 665,597 shares of common stock of the Company owned by him; (ii) assigned to the Company a 16% partnership interest in AIP; and (iii) canceled all of his options to purchase 245,000 shares of the Company's common stock. In October 2002, the Company transferred a 10.51% membership interest in Tradepoint to AIP.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

The Note was repaid in full during 2000. In connection with the Exchange, the Company and Tradepoint modified or terminated various agreements entered into in connection with the 1996 Transaction. As a result, neither the Company nor AIP has any continuing interest in Tradepoint or any of the assets used in Tradepoint's business, and neither the Company nor Tradepoint has any continuing obligations to the other party, except for certain obligations of Tradepoint to the Company pursuant to the Lease.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         --------------

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

                              Results of Operations

                              Third Quarter of 2002
                                   compared to
                              Third Quarter of 2001


                              ---------------------       ----------------------
(000's omitted)                      Revenue              Increase / (Decrease)
                              ---------------------       ----------------------
                                2002          2001        Amount      Percentage
                              -------        ------       -------     ----------

Product licenses               $1,006        $1,289       $ (283)         (22%)
Services                        2,821         2,504       $  317           13%
Computer and add-on hardware      391           208       $  183           88%
                               ------        ------       ------

   Net revenue                 $4,218        $4,001       $  217            5%
                               ======        ======       ======       ======

REVENUE
-------

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues increased by approximately $217,000, or 5%, for the quarter ended September 30, 2002, compared to the quarter ended September 20, 2001. Revenues for the three months ended September 30, 2002 include approximately $570,000 in revenue from CompuTrac, Inc., which was acquired on August 1, 2002.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $283,000, or 22%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. A decrease in product license revenue for the e-business management product was partially offset by increases in license revenue from the tire dealer and legal systems product lines. Product license revenue for the three months ended September 30, 2002 include approximately $40,000 in revenue from CompuTrac, Inc.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $317,000, or 13%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. Service revenues increased for all product lines except the e-business management product line from the third quarter of 2002 when compared to the third quarter of 2001. The increase in service revenues was due primarily to increased client requirements for training and consulting services. Service revenues for the three months ended September 30, 2002 include approximately $530,000 in revenue from CompuTrac, Inc.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $183,000, or 88%, for the quarter ended September 30, 2002, compared to the same quarter ended September 30, 2001. The increase in hardware revenues was due to increased hardware sales by the tire systems product line.


COST OF REVENUE
---------------

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $168,000, or 23%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The cost of product licenses and development increased for all product lines from the third quarter of 2002 when compared to the third quarter of 2001. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $97,000 or 7%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The gross margin percentage for services for the period increased to 49% for the quarter ended September 30, 2002 from 47% for the comparable period in 2001. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $113,000, or 63%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The increase in dollar amount for the cost of hardware revenues was due primarily to increased unit sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales increased to 25% for the quarter ended September 30, 2002, from 13% for the quarter ended September 30, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $95,000, or 15%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The increase in marketing and sales expenses reflects increased sales and marketing expenses from the tire and legal systems product lines partially offset by a decrease in sales and marketing expenses for the e-business management product line.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $192,000, or 20%, for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The change primarily reflects decreased general and administrative expenses for the e-business management product line.

Net earnings for the quarter ended September 30, 2002 were approximately $75,000, as compared to net earnings of approximately $195,000 for the quarter ended September 30, 2001. The change results from a decrease in income from operations of approximately $64,000, a decrease in interest income-net of approximately $66,000 and a decrease in other income net of approximately $58,000, partially offset by a decrease in income tax expense of approximately $68,000.

                              Results of Operations

                      Nine Months Ended September 30, 2002
                                   compared to
                      Nine Months Ended September 30, 2001


                               -------------------------------------------------
(000's omitted)                       Revenue             Increase / (Decrease)
                               --------------------       ----------------------
                                 2002        2001         Amount      Percentage
                               -------      -------       -------     ----------

Product licenses               $ 2,944      $ 2,935       $     9            0%
Services                         7,743        7,937          (194)          (2%)
Computer and add-on hardware     1,225          988           237           24%
                               -------      -------       -------

   Net revenue                 $11,912      $11,860       $    52            0%
                               =======      =======        =======      =======

REVENUE
-------

Net revenue. The Company's total revenues increased by approximately $52,000, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 include approximately $570,000 in revenue from CompuTrac, Inc.

Product licenses. Software license revenues increased by approximately $9,000, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. Product license revenue increases for the tire dealer and legal systems product lines were offset by a decrease in product license revenue by the e-business management systems product line for the first nine months of 2002 when compared to the first nine months of 2001. Product license revenue for the nine months ended September 30, 2002 include approximately $40,000 in revenue from CompuTrac, Inc.


Services. Service revenues decreased by approximately $194,000, or 2%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Service revenue increases for the tire dealer and legal systems product lines were partially offset by a decrease in service revenues from the e-business systems. The decrease in service revenues was due primarily to reduced client requirements for training and consulting services. Service revenues for the nine months ended September 30, 2002 include approximately $530,000 in revenue from CompuTrac, Inc.


Computer and add-on hardware. Hardware revenues increased by approximately $237,000, or 24%, for the nine months ended September 30, 2002, compared to the same nine months ended September 30, 2001. The increase in hardware revenues from existing businesses was due to increased hardware sales by the tire systems product line.


COST OF REVENUE
---------------

Product licenses and development. Cost of software license revenues and development decreased by approximately $225,000, or 9%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $331,000, or 8%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The gross margin percentage for services for the period increased to approximately 51% from 48% of revenue from services for the same period in 2001. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. Cost of hardware revenues increased by approximately $165,000, or 21%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The increase in dollar amount for the cost of hardware revenues was due to increased sales of hardware products by the Company's tire systems product line.

The gross margin percentage for hardware sales increased to 23% for the nine months ended September 30, 2002, from 22% for the nine months ended September 30, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future. The Company continues to direct its efforts toward building service and license revenues to offset the historical decline in hardware revenue and margins.

EXPENSES
--------

Marketing and sales. Marketing and sales expenses decreased by approximately $412,000, or 16%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The decrease in marketing and sales expenses primarily reflects decreased sales and marketing expenses from the e-business product systems line.

General and administrative. General and administrative expenses decreased approximately $197,000, or 8% for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The change primarily reflects decreased general and administrative expenses from the e-business systems product line.

Net income for the nine months ended September 30, 2002 was approximately $506,000, as compared to a net loss of approximately $55,000 for the nine months ended September 30, 2001. The change results from a decrease in loss from operations of approximately $1,053,000, an increase in other income-net of approximately $45,000 partially offset by a decrease in interest income-net of approximately $85,000 and an increase in income tax expense of approximately $451,000.


                         Liquidity and Capital Resources

The Company had total cash and cash equivalents at September 30, 2002 of approximately $5,258,000, an increase of approximately $1,234,000 from December 31, 2001. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at September 30, 2002. At September 30, 2002, the Company had approximately $22,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2001.

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

On August 1, 2002, the Company and CompuTrac, Inc., a Texas corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. CompuTrac shareholders received ..20648 shares of ASA common stock and approximately $.2156 in cash for each share of CompuTrac common stock held at the time of the merger. Since the sum of the amounts assigned to the assets acquired and the liabilities assumed exceeded the cost of CompuTrac, the excess over cost was allocated as a pro rata reduction of the amounts that otherwise would be assigned to all of the acquired assets. The excess over cost was approximately $1,096,389, compared using a purchase price of $3,219,231.

The Company expended approximately $257,000 in cash on the direct costs of the acquisition and received approximately $137,000 in cash under the terms of a Management Agreement.

On October 3, 2002 the Company signed a definitive agreement to purchase substantially all of the assets of PowerCerv Corporation, a Tampa-based provider of enterprise software solutions. Under terms of the agreement, in addition to assuming certain PowerCerv liabilities, upon closing the Company will pay PowerCerv $500,000 cash and issue a $90,000 note due in six months. The purchase price may be subject to certain post-closing adjustments. Closing of the transaction is subject to the satisfaction of various conditions, including the approval of PowerCerv shareholders.

On November 1, 2002, the Company and ASA Investment Partnership ("AIP"), a partnership between the Company and its Chief Executive Officer, exchanged their respective 5.49% and 10.51% membership interests in Tradepoint Systems LLC ("Tradepoint") for $400,000 and 665,597 shares of the Company's common stock, respectively (the "Exchange"). Also on November 1, 2002, the Company paid to Tradepoint $400,000 in full satisfaction of certain of the Company's obligations to Tradepoint pursuant to a lease by Tradepoint from the Company of office space at the Company's Nashua, New Hampshire facility (the "Lease").

In December 1996, the Company transferred substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Division to Tradepoint in exchange for a 16% membership interest in TradePoint and a subordinated promissory note (the "Note") in the principal amount of $600,000 (the "1996 Transaction"). The remaining 84% interest in TradePoint is owned by the former President and a director of the Company and his spouse. In connection with the 1996 Transaction, the former President resigned from all of his positions with the Company. In exchange for his interest in TradePoint, the former President (i) contributed all of the 665,597 shares of common stock of the Company owned by him; (ii) assigned to the Company a 16% partnership interest in AIP; and (iii) canceled all of his options to purchase 245,000 shares of the Company's common stock. In October 2002, the Company transferred a 10.51% membership interest in Tradepoint to AIP.

The Note was repaid in full during 2000. In connection with the Exchange, the Company and Tradepoint modified or terminated various agreements entered into in connection with the 1996 Transaction. As a result, neither the Company nor AIP has any continuing interest in Tradepoint or any of the assets used in Tradepoint's business, and neither the Company nor Tradepoint has any continuing obligations to the other party, except for certain obligations of Tradepoint to the Company pursuant to the Lease.

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

ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivable), bearing interest at a rate approximating prime plus 0.5%, which extends through June 30, 2003. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

Item 4.  Controls and Procedures
         -----------------------

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)    Exhibits
            --------
            99.1   Certification of Chief Executive Officer.
            99.2   Certification of Chief Financial Officer.


     (b) Reports on Form 8-K - The Registrant filed one Current Report on Form 8-K during the quarter ended September 30, 2002. On August 14, 2002, the Registrant filed a Form 8-K reporting under Item 2, the completion of the merger of CompuTrac into RainMaker Software, Inc., a wholly-owned subsidiary of the Registrant.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ASA International Ltd.
                                        (Registrant)




11/   /02                               /s/
---------                               ----------------------------------------
 (Date)                                 (Signature)
                                        Alfred C. Angelone
                                        Chief Executive Officer





11/  /02                                /s/
--------                                ----------------------------------------
(Date)                                  (Signature)
                                        Terrence C. McCarthy
                                        Vice President, Secretary, and Treasurer

                                  CERTIFICATION

     I, Alfred C. Angelone, Chief Executive Officer of ASA International Ltd. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ASA International Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of out most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November ___, 2002                                   /s/  Alfred C. Angelone
                                                     Alfred C. Angelone

                                  CERTIFICATION

     I, Terrence C. McCarthy, Chief Financial Officer of ASA International Ltd., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ASA International Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our mosIt recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of out most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                                    /s/ Terrence C. McCarthy
                                                     Terrence C. McCarthy