Form 10-K
period 2002-12-31
ASA INTERNATIONAL LTD
filed 2003-03-31
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the Fiscal Year Ended:          Commission File Number:
                December 31, 2002                     O-14741

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes:                No:     X
                           ---

    As of March 20, 2003, 4,272,995 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $3,900,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part II, Items 5 and 9 and Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of the Registrant's definitive Proxy Statement for the Company's 2003 Annual Meeting of Stockholders scheduled for May 16, 2003.

ITEM 1.        Business
               --------

GENERAL

Background
----------

    ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 780 businesses in North and South America. The Company designs and develops proprietary enterprise software for the following markets: tire dealer and retreader, law firms, system integrators and e-focused companies and manufacturing and distribution companies. The Company installs its software on a variety of computers and networks, and various Unix/Open Systems hardware platforms, and provides implementation, education, custom development, and long-term software support to its customers.

    The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The Company's current operations are comprised of four product lines and a corporate services group that supports all four product lines. The four current product lines are:

    Tire Systems. Integrated offering of systems and services designed specifically for the multi-user environments of today's tire and automotive after-market businesses. ASA Tire Systems offers e-commerce and business-to-business services through eTirePlace.com as well as ASP services.

    Legal Systems. Under the name of RainMaker(TM), a provider of integrated accounting and practice management software solutions for law firms in the United States.

    e-Business Management Application Software Systems. Under the name Khameleon(TM), a provider of e-Business management applications for software, service, system integration and e-focused companies. Khameleon's extensive ASP services are targeted to organizations looking to outsource their critical front-office to back-office applications.

    Manufacturing and Distribution Systems. Under the name Verticent, Inc. a provider of a comprehensive enterprise business system designed for the unique needs of small-to-medium size manufacturers and distributors. Verticent offers enterprise resource planning, customer relationship management, e-business, and business intelligence to targeted vertical industries where it has both experience and proven success.

    The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc. ("Properties"), ASA International Ventures, Inc. ("Ventures"), ASA Tire Systems Inc., RainMaker Software, Inc. (formerly ASA Legal Systems, Inc.), Khameleon Software Inc. and Verticent, Inc. ASA Properties, Inc. is the sole and managing member of 10 Speen Street LLC, which is the owner of the Company's corporate headquarters.

    The Company's consulting and general business systems operations began in 1969 under the direction of the Company's founder and Chief Executive Officer, Alfred C. Angelone.

Acquisitions and Divestitures within the Past Five Years
--------------------------------------------------------

Design Data

         In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to an Asset Purchase Agreement (the "Design Data Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Design Data Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow

Agent") (only with respect to certain sections of the Design Data Purchase Agreement). The Design Data Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Closing Date"). Pursuant to and as more fully set forth in the Design Data Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assume certain of the liabilities of Seller for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was due and payable on the Closing Date and $250,000 was to be deposited with the Escrow Agent to be held pursuant to the terms of the Design Data Purchase Agreement. Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company reserved the right to exchange certain software and related intellectual property of Seller (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Design Data Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date between the Company, Seller and SQL. The Company completed the like-kind exchange involving $4,300,000 of Replacement Property on September 15, 2000.


ASA Italy
---------

    In September 2000, the Company sold all of its shares of its Italian subsidiary, ASA Italy S.r.l., an Italian limited company ("S.r.l.") to management of the S.r.l. for nominal cash consideration. In connection with the sale, S.r.l. acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of S.r.l.

SmartTime
---------

    In August 2000, the Company completed the sale of its SmartTime business to InterPro Business Solutions, Inc. (formerly InterPro Expense Systems, Inc.), a Delaware corporation ("InterPro"). Pursuant to an Option to Purchase Agreement dated August 2, 1999 by and between the Company, InterPro, and ASA InterPro SmartTime LLC, a Delaware limited liability company, InterPro exercised its option to purchase the SmartTime business from the LLC for the aggregate purchase price of $7,020,000 less the option fees paid on August 2, 1999 of $1,660,000 and $540,000 paid on August 1, 2000. The terms and conditions of the acquisition under the option are contained in the Asset Purchase Agreement dated as of August 2, 1999 (the "SmartTime Purchase Agreement"). As set forth in the SmartTime Purchase Agreement and Exhibits, on August 2, 1999, InterPro had loaned to the Company $3,200,000 pursuant to a promissory note due on or before August 31, 2000 (the "ASA Note"). Interest of $160,000 on the ASA Note was prepaid to August 1, 2000. InterPro completed the transaction by paying the remaining $4,820,000 of the purchase by (a) delivering the ASA Note (valued at $3,213,151 as a result of interest accrued from August 1 through August 31,
2000), and (b) paying the remainder of $1,606,849 in cash.

    The results for the operations of this product line are shown in the Consolidated Statements of Operations for the year ended December 31, 2000 under the caption "Equity in Loss from Affiliate."

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

CompuTrac, Inc
--------------

    On August 1, 2002, the Company and CompuTrac, Inc., a Texas corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 1,370,679 shares of ASA Common Stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. The final number of shares issued totaled 1,364,670 due to approximately 6,000 in shares not issued to dissenting former CompuTrac shareholders. CompuTrac shareholders received .20648 shares of ASA common stock and approximately $.2156 in cash for each share of CompuTrac common stock held at the time of the merger. Since the sum of the amounts assigned to the assets acquired and the liabilities assumed exceeded the cost of CompuTrac, the excess over cost was allocated as a pro rata reduction of the amounts that otherwise would be assigned to all of the acquired assets. The excess over cost was approximately $1,096,389, computed using a purchase price of $3,219,231.

    The purchase price is based on a value of $1.35 per share for the 444,425 shares covered under the Stock Repurchase Agreement and a value of approximately $1.01 for the 920,245 remaining shares issued. The $1.01 value for these shares is based on the closing price of ASA's stock as of the merger date of August 1, 2002. Identified intangible assets, consisting principally of software, which totaled approximately $941,000 after the pro rata reduction of the amounts that otherwise would be assigned, will be amortized over an estimated life of five years. The merger followed the approval of the transaction by the shareholders of each company in July 2002.

PowerCerv Corporation
---------------------

    On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note at 1.81% per annum due in six months. The purchase price was increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement. The closing of the transaction was completed after the approval of the transaction by the shareholders of PowerCerv. The net assets acquired consisting of approximately $1,247,000 of goodwill, $232,000 of software, $360,000 of other assets, and the assumption of approximately $1,152,000 of liabilities were recorded at their fair values.

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

Manufacturing and Distribution Systems
--------------------------------------

    The Company offers a full suite of integrated CRM and resource planning enterprise software products for small-to-medium size manufacturers and distributors and provides industry-specific functionality and know-how in order to meet the unique needs of the industry without requiring expensive modification or extension. The Verticent enterprise business system leverages up-to-date technology for a flexible, comprehensive yet affordable system which can be implemented quickly, and which can be administered with minimal resources. Systems range in price from approximately $75,000 to $150,000.

    The Company entered the manufacturing and distribution software market in December 2002 by acquiring substantially all the assets of PowerCerv Corporation of Tampa, Florida.

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

Patents and Proprietary Technology
----------------------------------

    The Company does not believe that patents are material to its business. The Company relies primarily upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. In particular, the Company generally provides only "run time" code for its software to its tire and legal clients, although certain legal clients may also purchase "source" code. In addition, most Khameleon Software and Verticent, Inc. clients have source code licenses. Insofar as the Company relies on trade secrets and unpatented know-how, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached. Certain product names of the Company are recognized as trademarks in interstate commerce and are or may be registered trademarks.

Seasonality
-----------

    The Company has not experienced material seasonality in its business, other than that due to the economic fluctuation of the economies of North and South America.

Working Capital Items
---------------------

    The Company does not have any unusual trade practices which would require restrictions on working capital.

Revenue by Product Line
-----------------------

    During the fiscal years ended December 31, 2002, 2001 and 2000, the Company's revenue by product line was approximately as follows:


                                       2002                    2001                     2000
                                       ----                    ----                     ----
Product Line                  Revenue         %       Revenue         %        Revenue      %
------------                  -------         -       -------         -        -------      -

Tire Systems               $ 8,438,000        53%   $ 6,852,000        47%   $ 5,798,000      29%
Legal Systems                4,567,000        28%     3,416,000        23%     4,099,000      21%
e-Business Management
   Applications Software     2,913,000        18%     4,477,000        30%     7,851,000      40%
Manufacturing and
   Distribution Systems        138,000         1%          --        --             --      --
ERP Systems                       --        --             --        --        1,326,000       7%
SmartTime Software/
   Legacy products                --        --             --        --          559,000       3%
                           -----------    ------    -----------    ------    -----------   -----

                           $16,056,000       100%   $14,745,000       100%   $19,633,000     100%
                           ===========    ======    ===========    ======    ===========   =====

Backlog
-------

    Set forth below is information concerning the Company's backlog at December 31, 2002 and 2001, respectively:

                                             Backlog at December 31,
                                             -----------------------

                                        2002                     2001
                                        ----                     ----
                                              Support                  Support
Product Line                      Total      Contracts     Total      Contracts
------------                      -----      ---------     -----      ---------

Tire Systems/Legacy Products   $3,100,000   $2,700,000   $2,900,000   $2,800,000

Legal Systems                   3,900,000    3,600,000    1,900,000    1,600,000
e-Business Management
   Applications Software        1,400,000    1,300,000    1,400,000    1,300,000
Manufacturing and
   Distribution Systems           500,000      500,000         --           --
                               ----------   ----------   ----------   ----------

                               $8,900,000   $8,100,000   $6,200,000   $5,700,000
                               ==========   ==========   ==========   ==========

    The Company expects that all of the backlog existing at December 31, 2002 will be filled in fiscal year 2003. Support contracts are generally cancelable by the Company or the Company's customers upon 90 days prior written notice.

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

    The market for enterprise software application and e-commerce products and services targeting manufacturers and distributors is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies, including Axis Computer Systems, Invera Inc., Metalware Inc., Lilly Software, Epicor Software, and Navision, offer products similar to the Company's products and services, which are targeted at mid-size companies. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger research and development and technical organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

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

Employees
---------

    As of December 31, 2002, the Company had 134 full time employees. Of these employees, 12 are executive officers or senior managers, 16 are engaged in marketing and sales, 59 in customer support and training, 25 in product/custom development or engineering and 22 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

Financial Information about Geographic Areas
--------------------------------------------

    See Item 15(a)1, Note H, in the Company's Notes to Consolidated Financial Statements.


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

    Certain of the Company's Legal Systems operations are located in approximately 10,000 square feet of a 20,000 square foot office building at 222 Municipal Drive, Richardson, Texas, which was acquired as part of the CompuTrac transaction in August 2002. There is no mortgage outstanding on the facility and the carrying costs are approximately $11,000 per month. The portion of the building not in use by the Company is currently unoccupied.

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

Tampa, Florida              $ 6,525           5,220 s.f.      May 31, 2003


ITEM 3.          Legal Proceedings
                 -----------------

    There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


ITEM 4.        Submission of Matters to a Vote of Security-Holders
               ---------------------------------------------------

    (a) No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

    (b) Not applicable.

    (c) Not applicable.

    (d) Not applicable.
                                     PART II

ITEM 5.        Market Price of and Dividends on the Company's Common Equity and
               ----------------------------------------------------------------
               Related Stockholder Matters
               ---------------------------

    The Common Stock of ASA International Ltd. is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ASAA. The table below indicates the high and low sales prices of the Company's Common Stock during 2001 and 2002:

    Calendar Year 2001              Low              High
    ------------------              ---              ----

      First Quarter                 $1.375           $2.625
      Second Quarter                $1.250           $1.750
      Third Quarter                 $1.000           $1.560
      Fourth Quarter                $1.100           $1.450

    Calendar Year 2002              Low               High
    ------------------              ---               ----

      First Quarter                 $1.230           $1.620
      Second Quarter                $1.100           $1.450
      Third Quarter                 $0.750           $1.500
      Fourth Quarter                $0.780           $1.200

    These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 1,343 holders of record of the Company's outstanding Common Stock as of March 20, 2003. Each holder of Common Stock is also the holder of a Preferred Stock Purchase Right which entitles the holder to purchase one one-hundredths of a share of Series A Junior Participating Preferred Stock of the Company for each share of Common Stock held by such person upon satisfaction of certain conditions set forth in the Company's Shareholders Rights Plan.

    Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, August 1998, July 1999, January 2000, October 2000 and November 2002, the Company is authorized to repurchase up to $2,750,000 of its Common Stock. During 2002, the Company purchased 46,295 shares of its stock at $1.35 per share under the Stock Repurchase Agreement related to the CompuTrac acquisition. Prior to 2002, the Company repurchased shares as follows in the months indicated:

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

ITEM 6.        Selected Consolidated Financial Data
               ------------------------------------
               (in thousands, except per share amounts)

    The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2002 and 2001 are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by Sansiveri, Kimball & McNamee L.L.P., the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations data for the year ended December 31, 2000 is derived from the consolidated financial statements and notes thereto included herein and audited by BDO Seidman, LLP, the Company's then independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations for the year ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from financial statements audited by BDO Seidman, LLP.

    The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                                         Years Ended December 31,
                                                         ------------------------

                                      2002          2001          2000           1999          1998
                                      ----          ----          ----           ----          ----
Operating Data:                       (a)                        (b) (c)        (d)(e)        (e)

Revenues                          $ 16,056      $ 14,745       $ 19,633       $ 25,623      $ 35,468
Costs of Revenue, Expenses and
   Other Income and Expenses
   excluding income tax expense     15,383        15,194         19,349         21,534        34,398
Earnings (Loss)
   from Operations                     295          (931)        (5,242)           491         1,532
Net Earnings (Loss)                    408          (309)            29          2,167           417

Basic Earnings (Loss) per
   Common Share                     $ 0.12       $ (0.10)        $ 0.01         $ 0.67        $ 0.12
Diluted Earnings (Loss) per
   Common Share                     $ 0.11       $ (0.10)        $ 0.01         $ 0.63        $ 0.11

Balance Sheet Data:                   2002          2001           2000           1999          1998
                                      ----          ----           ----           ----          ----

Total Assets                      $ 19,896      $ 16,748       $ 18,601       $ 27,870      $ 19,732
Long-Term Obligations                3,596         3,661          3,744          3,915         4,068
Long-Term Liabilities - other            -             -              -            272           305
Shareholders' Equity                10,747         9,405          9,716         10,240         8,809

    Factors That Effect the Comparability of the Financial Information
(a) Includes pretax management fee of $149,000 earned for the period of January 1, 2002 through July 31, 2002 related to the acquisition of CompuTrac, Inc., which was completed on August 1, 2002. Revenues for CompuTrac, Inc. were $699,000 for the year ended December 31, 2002. Revenues related to the assets acquired from PowerCerv Corporation in December 2002 were $138,000.
(b) Includes the pretax gain on the sale in September 2000 of ASA Italy (formerly Cedes) of $14,000. ASA Italy's revenues were $3,513,000, $2,898,000 and $1,326,000 for the years ended December 31, 1998, 1999 and
    2000, respectively.
(c) Includes the pretax gain on the sale in August 2000 of SmartTime Software of $6,716,000. SmartTime's revenues were $5,890,000 and $2,915,000 for the years ended December 31, 1998 and 1999, respectively.
(d) Includes the pretax gain on the sale in March 1999 of CommercialWare of $3,824,000. CommercialWare's revenues were $10,776,000 for the year ended December 31, 1998.
(e) Includes the continuing operations of the following companies acquired by ASA from their respective dates of acquisition: Cedes S.r.l. and SIPI-U S.r.l., (together, "Cedes") (January 13, 1998), and Design Data Systems Corporation (November 4, 1999).


ITEM 7.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

    This Annual report on Form 10-K contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's revenues, gross margins, acquisitions and expected cash flow. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: the risks associated with acquisitions; the ability of the Company to adapt to the rapid changes in the software industry and compete with companies with significantly greater financial and technical resources; the loss of executive officers and key personnel who are critical to the Company's business; the volume and timing of orders received during the period, which are difficult to forecast; the successful completion and sale of new products and enhancements to existing products; the availability of additional capital in the future and financial market volatility; and general economic and business conditions. Management believes these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Accordingly, there can be no assurances that any anticipated future results will be achieved and the forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS


Comparison of 2002 to 2001

                                                   (000's omitted)
                                ----------------------------------------------------
                                          Revenue                Increase/(Decrease)
                                --------------------------    ----------------------

                                   2002            2001         Amount    Percentage

Services                         $ 10,916        $ 10,139        $ 777        8%
Product licenses                    3,606           3,395          211        6%
Computer and add-on hardware        1,534           1,211          323        27%
                                ----------    ------------    ---------

Total Revenue                    $ 16,056        $ 14,745      $ 1,311        9%
                                ==========    ============    =========

During 2002, the Company completed the acquisition of two product lines. The revenues related to these product lines for the year ended December 31, 2002 are as follows:
                                                                     Revenue
                                ASA             Acquisition            for
 Line Acquired From        Product Line            Date               2002
 ------------------        ------------            ----               ----

   CompuTrac, Inc.             Legal              August            $699,000
                                                   2002

PowerCerv Corporation     Manufacturing &        November            138,000
                           Distribution            2002

                                                                    --------
                                                   Total            $837,000
                                                                    ========

The product line acquired from CompuTrac, Inc. has been combined as part of the Company's Legal Systems product line which has been renamed Rainmaker Software. The product line acquired from PowerCerv Corporation remains as a separate manufacturing and distribution product line from the Company which has been named Verticent.


REVENUE
Total Revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, e-Business management, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues increased by approximately $1,311,000, or 9% for the year ended December 31, 2002, compared to the year ended December 31, 2001. Revenues for the year ended December 31, 2002 include approximately $699,000 and $138,000 in revenue from CompuTrac, Inc., and Verticent (formerly PowerCerv Corporation), respectively.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $777,000, or 8% for the year ended December 31, 2002, compared to the year ended December 31, 2001. Service revenues increased for all product lines except the e-business management product line for the year ended December 31, 2002 when compared to the same period in 2001. The increase in service revenues was due primarily to increased client requirements for training and consulting services. Service revenues for the year ended December 31, 2002 include approximately $668,000 and $138,000 in revenue from CompuTrac, Inc., and Verticent, respectively.

Product Licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues increased by approximately $211,000 or 6% for the year ended December 31, 2002, compared to the year ended December 31, 2001. An increase in product license revenue from the tire dealer and legal systems product lines was partially offset by a decrease in license revenue for the e-business management product line. Product license revenue for the year ended December 31, 2002 includes approximately $31,000 in revenue from CompuTrac, Inc.

Computer and Add-on Hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $323,000, or 27%, for the year ended December 31, 2002, compared to the same year ended December 31, 2001. The increase in hardware revenues was due to increased hardware sales by the tire systems product line.

COST OF REVENUE
Services. The Company's cost of services consists of the costs incurred providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately

$88,000 or 2%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The gross margin percentage for services for the period increased to 50% for the year ended December 31, 2002 from 47% for the comparable period in 2001. The Company's revenues and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product Licenses and Development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $113,000, or 4%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The cost of product licenses and development increased for all product lines for year ended December 31, 2002 when compared to same period in 2001. The cost of product licenses as a percentage of product licenses revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and Add-on Hardware. The Company's costs of hardware revenues consist primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $216,000, or 23%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in dollar amount for the cost of hardware revenues was due primarily to increased unit sales of hardware products by the Company's tire systems product line. The gross margin percentage for the hardware sales increased to 24% for the year ended December 31, 2002, from 22% for the year ended December 31, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.

EXPENSES
Marketing and Sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $165,000, or 5%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease in marketing and sales expenses reflects a decrease in sales and marketing expenses for the e-business management product line partially offset by increased sales and marketing expenses from the tire and legal systems product lines.

General and Administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $167,000, or 5%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The change primarily reflects decreased general and administrative expenses for the e-business management product line.

Net earnings for the year ended December 31, 2002 were approximately $408,000, as compared to a net loss of approximately $309,000 for the year ended December 31, 2001. The change results from an increase in income from operations of approximately $1,226,000 along with management fee income of approximately $149,000 for which there was no comparable amount in the year ended December 31, 2001. These amounts were partially offset by a decrease in interest income-net of approximately $153,000, a decrease in other income-net of approximately $77,000, the elimination of the gain on sale of product lines of approximately $23,000 and an increase in income tax expense of $405,000.

Comparison of 2001 to 2000

                                                     (000's omitted)
                                 -------------------------------------------------------
                                          Revenue                  Increase/(Decrease)
                                 --------------------------    -------------------------
                                  2001            2000           Amount       Percentage
                                  ----            ----           ------       ----------
Services                          $ 10,139        $ 12,737        $ (2,598)      (20)%
Product licenses                     3,395           5,415          (2,020)      (37)%
Computer and add-on hardware         1,211           1,481            (270)      (18)%
                                 ----------    ------------    ------------

Total Revenue                     $ 14,745        $ 19,633        $ (4,888)      (25)%
                                 ==========    ============    ============

REVENUE
Total Revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, and e-Business management software markets. The Company sold its ERP business, which was based in Italy, on September 25, 2000. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $4,888,000, or 25%, for the period when compared to the year ended December 31, 2000. Revenue from existing businesses decreased by approximately $3,562,000, or 19% for the period, when approximately $1,326,000 in revenue from the Company's ERP product line sold in September 2000 for the year ended December 31, 2000 is excluded. The Company believes that the difficult economic conditions in the United States during 2001 have resulted in reduced technology spending by many of the Company's customers and prospects.

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

EXPENSES
Marketing and Sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by $2,098,000, or 41%, for the year ended December 31, 2001, compared to 2000. The change in marketing and sales expenses reflects the elimination of the marketing and sales expenses of the ERP systems and the decrease in marketing and sales expenses for all product lines of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at December 31, 2002 of approximately $4,510,000, an increase of approximately $485,000 from December 31, 2001. The Company had a maximum line of credit totaling $1,500,000 available at December 31, 2002 and 2001. At December 31, 2002, the Company had approximately $23,000 invested in marketable securities, a decrease of approximately $1,000 from December 31, 2001.

In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Junior Note was collected in 2000. The interest rate on the three-year note was amended retroactively to the date of CWI's sale to 15% in April 2001 as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the note and any accrued interest are secured by the intellectual property of CWI. In June 2002, the Company received a second note for $2,558,197 at 12% for five years, which represents a restatement of the original Note Receivable of $1,700,000, along with the interest due under the first amendment to the Note negotiated in April 2001. The terms of the second Note call for monthly principal and interest payments of $35,000 after an initial payment of $105,000, which was received in June 2002. The monthly principal and interest payment changes to the following amounts over the term of the second note: April 2003 $50,000, November 2003 $55,000, April 2004 $60,000, January 2005 $65,000, with a final payment of approximately $25,000 in June 2007. Interest income of approximately $381,000 has been received and recorded in the Statements of Operations for the year ended December 31, 2002. The accrued interest under the note was included on the Company's balance sheet in other assets at December 31, 2001.

On August 1, 2002, the Company and CompuTrac, Inc., a Texas Corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. CompuTrac shareholders received ..20648 shares of ASA common stock and approximately $.2l56 in cash for each share of CompuTrac common stock held at the time of the merger. The purchase price is based on a value of $1.35 per share for the 444,425 shares covered under the Stock Repurchase Agreement and a value of approximately $1.01 for the 926,254 remaining shares issued. The $1.01 value for these shares is based on the closing price of ASA's stock as of the merger date of August 1, 2002. As of December 31, 2002, 46,295 shares of Company stock had been repurchased by the Company under the Stock Repurchase Agreement at a cost of approximately $63,000. The Company anticipates that repurchase of its stock under the Stock Repurchase Agreement is likely to continue.

On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under the terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note at 1.81% per annum due in six months. The purchase price was increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement which amount is expected to be paid in the first quarter of 2003.

In January 2003, the Company co-signed and guaranteed a Promissory Note for $893,000 under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an entity that owns an aircraft. The 5-year note with interest at prime (4.25% at December 31, 2002) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869, plus interest, due in December 2007. The Promissory Note is collateralized by the aircraft.

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

Inflation. General inflation over the last three years has not had a material effect on the Company's cost of doing business.

Critical Accounting Policies and Estimates. Managements discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the allowance for doubtful accounts, software, acquired software and other acquired intangibles, the likelihood of the utilization of certain tax loss carry-backs and carry-forwards for certain of the transactions completed by the Company, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to the Consolidated Financial Statements.

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at December 31, 2002 was $2,240,877 net of an allowance for doubtful accounts of $188,949.

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

Goodwill and other acquired intangibles. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's consolidated financial statements. As a result of the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company annually reviews goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using discounted cash flow analysis, which requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. If actual results are not consistent with these assumptions and judgments, the Company could be exposed to a material impairment charge.

Long-Lived Assets. The Company accounts for long-lived assets in accordance with SFAS 144, and accordingly, reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Recently Issued Accounting Pronouncements. During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. The Company is required and plans to adopt the provision of SFAS 143 during the quarter ending March 31, 2003. To accomplish this, the Company must identify all obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company does not believe the adoption of SFAS 143 will have a significant impact on its consolidated financial statements.

During 2002 the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement will be adopted as of the first quarter of 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure", (SFAS 148) which provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS is effective for fiscal periods ending after December 15, 2002. See footnotes A and F for pro-forma disclosure of stock based compensation.


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


ITEM 7A.       Quantitative and Qualitative Disclosure about Market Risk
               ---------------------------------------------------------

    The Company is exposed to the impact of interest rate changes and changes in the value of its investments.

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

ITEM 8.        Financial Statements and Supplementary Data
               -------------------------------------------

    The financial statements and supplementary data are listed under Part IV,
Item 15, in this Report.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure
               --------------------

    In November 2001, the Company decided to replace BDO Seidman, LLP with Sansiveri, Kimball & McNamee, L.L.P., as its independent public accountants to audit the financial statements for the year ended December 31, 2001. The decision to change independent public accountants was approved by the Company's Board of Directors.

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

    The report of BDO Seidman, LLP on our financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.


                                    PART III

    Items 10-13 are incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14. (a) Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-K, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

            (b) Changes in internal controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant and material weaknesses.


                                     PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

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

Schedule II - Valuation and Qualifying Accounts

All prescribed schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)3.         Exhibits.
              --------

See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)           Reports on Form 8-K.
              --------------------

The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

              On October 9, 2002, the Registrant reported the execution of a definitive agreement pursuant to which the Registrant will acquire substantially all of the assets of PowerCerv.

              On December 11, 2002, the Registrant reported the completion of the purchase of substantially all of the assets of PowerCerv.

              On December 13, 2002, the Registrant amended its report filed on December 11, 2002 to report under Items 2 and 7, the purchase of substantially all of the assets of PowerCerv, previously reported under Items 5 and 7 in the previous filing.


                                  EXHIBIT INDEX

Number        Description
------        -----------

2.1+ Asset Purchase Agreement made and entered into as of October 1, 2002 by and among PCV Acquisition, Inc., PowerCerv Corporation, PowerCerv Technologies Corporation, and ASA International Ltd., incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 9, 2002.
2.2+ Agreement and Plan of Merger dated as of January 3, 2002 among the Registrant, Rainmaker Software, Inc. and CompuTrac, Inc., incorporated by reference to exhibit 2.1 previously filed with the Registrant's Form S-4/A filed with the SEC on June 14, 2002.
2.3+ Management Agreement dated as of January 3, 2002 among the Registrant, Rainmaker Software, Inc. and CompuTrac, Inc., incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
2.4+ Stockholders Agreement dated as of January 3, 2002 among the Registrant and certain shareholders of CompuTrac, Inc. listed therein, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2002.
3.1.1+ Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on July 31, 2002, incorporated by reference to exhibit 4.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2002 filed with the SEC on August 14, 2002.
3.1.2+ Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference to exhibit 3.1 previously filed with the Registrant's Form S-4/A filed with the SEC on June 14, 2002.
3.1.3+ Certificate of Designation filed with the Delaware Secretary of State on October 22, 1998 designating 60,000 shares of Series A Junior Participating Preferred Stock, par value $0.01., incorporated by reference A of exhibit 4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 1998.
3.2+ Amended and Restated Bylaws of Registrant. incorporated by reference to exhibit 3b previously filed with the Registrant's registration statement on Form S-18 filed with the SEC on May 19, 1986.
4.1+ Specimen Stock Certificate, incorporated by reference to exhibit 4b previously filed with the Registrant's amendment no. 1 filed on June 16, 1986 to the registration statement on Form S-18 filed with the SEC on May 19, 1986.
4.2+ Preferred Stock Rights Agreement, dated as of October 21, 1998 between the Registrant and American Securities Transfer & Trust, Inc., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to exhibit
              10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 1998.
4.3+ Letter to the holders of the Registrant's Common Stock, dated November 4, 1998 (including summary of Rights), incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 1998.
10.1# Promissory Note made payable to Regions Bank by ASA Aircraft LLC and RSR Aircraft LLC, executed on January 15, 2003.
10.2# Business Loan Agreement by and between Regions Bank, ASA Aircraft LLC and RSR Aircraft LLC, executed on January 15, 2003.
10.3# Commercial Guaranty between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC and ASA International Ltd., executed on January 15, 2003.
10.4# FAA Aircraft Registry, Aircraft Security Agreement between Regions Bank, ASA Aircraft LLC and RSR Aircraft LLC, executed on January 15, 2003.
10.5+ Stock Repurchase Agreement dated August 1, 2002 by and between ASA International Ltd., Harry W. Margolis and Margolis family members, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.
10.6+ Employment Agreement dated August 1, 2002 between RainMaker Software, Inc., ASA International Ltd. and Harry W. Margolis, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.
10.7+ Non Competition Agreement dated August 1, 2002 by and between RainMaker Software, Inc. and Harry W. Margolis, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.
10.8+ Deed of Trust dated August 1, 2002 granted by RainMaker Software, Inc. to Dawn M. Douthit as Trustee, incorporated by reference to exhibit 10.4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.
10.9+ Certificate of Merger of CompuTrac, Inc. into RainMaker Software, Inc. dated August 1, 2002, incorporated by reference to exhibit
              10.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.
10.10+ Renewal of Revolving Demand Note made payable by the Registrant to Eastern Bank in the amount of $1,500,000 dated June 17, 2002, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2002 filed with the SEC on August 14, 2002.
10.11+ Second Amended and Restated Promissory Note made payable by CommercialWare, Inc. to the Registrant, dated June 3, 2002, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2002 filed with the SEC on August 14, 2002.
10.12+ Amended and Restated Promissory Note made payable by CommercialWare, Inc. to the Registrant dated April 26, 2001, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.
10.13+ Revolving Demand Note, dated June 4, 2001, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.

10.14+        Demand Loan and Security Agreement, by and between the Registrant,
              ASA International Ventures, Inc., ASA Tire Systems Inc., ASA Legal
              Systems Inc., Khameleon Software Inc. and Eastern Bank, dated June
              4, 2001, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.
10.15+        Acknowledgement of Debt and Agreement to Pay by ASA Italy S.r.l.,
              dated September 25, 2000, incorporated by reference to exhibit 99 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2000.
10.16+        Cessation of Share of Limited Company agreement by and among the
              Registrant, Alessandro Baldo, Saverio Giglio and Roberto
              Locatelli, effective as of September 25, 2000, incorporated by reference to exhibit 2 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on October 10, 2000.
10.17+        Revolving Demand Note between the Registrant, ASA International
              Ventures, Inc. and Eastern Bank dated October 20, 1999,
              incorporated by reference to exhibit 10.1 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000.
10.18+        Acquisition Line of Credit Agreement between the Registrant, ASA
              International Ventures, Inc. and Eastern Bank dated October 20,
              1999, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000.
10.19+        Asset Purchase Agreement dated November 4, 1999, incorporated by reference to exhibit 2 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.20+        Assignment and Assumption Agreement dated November 4, 1999, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on
              November 15, 1999.
10.21+        Bill of Sale and General Assignment of Assets dated November 4,
              1999, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the
              SEC on November 15, 1999.
10.22+        Assignment of Trademarks dated November 4, 1999, incorporated by reference to exhibit 10.3 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.23+        Assignment of Copyrights dated November 4, 1999, incorporated by reference to exhibit 10.4 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.24+        Asset Acquisition and Exchange Cooperation Agreement dated
              November 4, 1999, incorporated by reference to exhibit 10.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.
10.25+        Promissory Note dated November 4, 1999, incorporated by reference to exhibit 10.6 previously filed with the Registrant's Current
              Report on Form 8-K filed with the SEC on November 15, 1999.
10.26+        Security Agreement dated November 4, 1999, incorporated by reference to exhibit 10.7 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.27+        Intellectual Property License Agreement dated November 4, 1999, incorporated by reference to exhibit 10.8 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on
              November 15, 1999.
10.28+        Assignment Agreement dated November 4, 1999, incorporated by reference to exhibit 10.9 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.29+        Bill of Sale and General Assignment of Assets dated November 4,
              1999, incorporated by reference to exhibit 10.10 previously filed with the Registrant's Current Report on Form 8-K filed with the
              SEC on November 15, 1999.
10.30+        Assignment of Trademarks dated November 4, 1999, incorporated by reference to exhibit 10.11 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.31+        Assignment of Copyrights dated November 4, 1999, incorporated by reference to exhibit 10.12 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on November 15,
              1999.
10.32+        Option to Purchase Agreement dated as of August 2, 1999,
              incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on
              August 13, 1999.
10.33+        Asset Purchase Agreement dated as of August 2, 1999, incorporated by reference to exhibit 10.2 previously filed with the
              Registrant's Current Report on Form 8-K filed with the SEC on
              August 13, 1999.
10.34+        Lease for 475 Sentry Parkway, Blue Bell, Pennsylvania, dated
              August 26, 1998, incorporated by reference to exhibit 10
              previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on
              March 30, 1999.
10.35+        Asset Purchase Agreement dated as of March 3, 1999, incorporated by reference to exhibit 2 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on March 18, 1999.
10.36+        Shareholder Agreement dated as of March 3, 1999, incorporated by reference to exhibit 4.1 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on March 18, 1999.
10.37+        Promissory Note dated as of March 3, 1999, incorporated by reference to exhibit 4.2 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on March 18, 1999.
10.38+        Security Agreement dated as of March 3, 1999, incorporated by reference to exhibit 4.3 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on March 18, 1999.
10.39+        Trademark Assignment dated as of March 3, 1999, incorporated by reference to exhibit 4.4 previously filed with the Registrant's
              Current Report on Form 8-K filed with the SEC on March 18, 1999.
10.40+        Trademark Security Agreement dated as of March 3, 1999,
              incorporated by reference to exhibit 4.5 previously filed with the
              Registrant's Current Report on Form 8-K filed with the SEC on
              March 18, 1999.
10.41+        Commercial Lease dated September 15, 1998, between 10 Speen
              Street, LLC as Lessor, and the Registrant, as Lessee, for the
              property located at 10 Speen Street, Framingham, Massachusetts, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November
              16, 1998.
10.42+        Indemnification Agreement made September 21, 1998, by 10 Speen
              Street, LLC and the Registrant, as Indemnitors, for the benefit of
              John Hancock Real Estate Finance, Inc., as Mortgagee, incorporated by reference to exhibit 10.2 previously filed with the
              Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.
10.43+        Guarantee Agreement effective September 21, 1998 by the
              Registrant, as Guarantor, in favor of John Hancock Real Estate
              Finance, Inc, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on
              November 16, 1998.
10.44+        Reorganization Agreement by and between the Registrant, TradePoint
              Systems LLC and Christopher J. Crane, incorporated by reference to exhibit 2(c) previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 1997.
10.45+        Certificate of Incorporation of ASA International Ventures, Inc.,
              dated December 28, 1995, incorporated by reference to exhibit 3(a)
              previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on
              March 28, 1996.
10.46+        Bylaws of ASA International Ventures, Inc., incorporated by reference to exhibit 3(b) previously filed with the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995 filed with the SEC on March 28, 1996.
10.47+        Agreement for Purchase and Sale of Assets between ASA
              International Ventures, Inc. and ASA Incorporated, dated December
              29, 1995, incorporated by reference to exhibit 10.4 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March
              28, 1996.
10.48+        Agreement for Purchase and Exchange of Assets between ASA
              International Ventures, Inc. and ASA International Ltd., dated
              December 29, 1995, incorporated by reference to exhibit 10.5 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on
              March 28, 1996.
10.49+        Agreement for Exchange of Intangibles between ASA International
              Ventures, Inc. and ASA International Ltd., dated December 29,
              1995, incorporated by reference to exhibit 10.6 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.
10.50+        Promissory Note between ASA Properties, Inc., and Granite State
              Development Corporation, dated December 23, 1992, incorporated by reference to exhibit 10.5 previously filed with the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1993 filed with the SEC on March 30, 1994.
10.51+        Servicing Agent Agreement between ASA Properties, Inc., and Colson
              Services Corporation, dated May 12, 1993, incorporated by
              reference to exhibit 10.6 previously filed with the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1993 filed with the SEC on March 30, 1994.
10.52+        Mortgage and Security Agreement between ASA Properties, Inc. and
              Sun Life Assurance Company of Canada, incorporated by reference to exhibit 10.4 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 30, 1993.
10.53+        Promissory Note of ASA Properties, Inc. in favor of Sun Life
              Assurance Company of Canada, incorporated by reference to exhibit
              10.5 previously filed with the Registrant's Annual Report on Form
              10-K for the fiscal year ended December 31, 1992 filed with the
              SEC on March 30, 1993.
10.54*+       1986 Incentive Stock Option Plan of the Registrant, incorporated by reference to exhibit 4A previously filed with the Registrant's
              Form S-8 filed with the SEC on September 27, 1996.
10.55*+       1988 Stock Option Plan of the Registrant, incorporated by
              reference to exhibit 4B previously filed with the Registrant's
              Form S-8 filed with the SEC on September 27, 1996.
10.56*+       1993 Stock Option Plan of the Registrant, incorporated by
              reference to exhibit 4C previously filed with the Registrant's
              Form S-8 filed with the SEC on September 27, 1996.
10.57*+       1995 Stock Option Plan of the Registrant, incorporated by
              reference to exhibit 4D previously filed with the Registrant's
              Form S-8 filed with the SEC on September 27, 1996.
16.1+         Letter of BDO Seidman, LLP, incorporated by reference to the
              Registrant's Current Report on Form 8-K filed with the SEC on
              November 30, 2001.
16.2+         Letter of Deloitte & Touche LLP, incorporated by reference to the
              Registrant's Current Report on Form 8-K filed with the SEC on
              August 31, 1995.
21#           Subsidiaries of Registrant.
23.1#         Consent of Sansiveri, Kimball & McNamee, LLP, Independent
              Auditors.
23.2#         Consent of BDO Seidman LLP, Independent Certified Public
              Accountants.
99.1#         Certification of Alfred C. Angelone, Director, Chief Executive
              Officer and President of the Registrant pursuant to 18 U.S.C.
              Section 1350.
99.2#         Certification of Terrence C. McCarthy, Vice President, Secretary,
              Treasurer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350.

+   Previously filed.
#   Filed with this report.
* Management contracts or compensatory plans or arrangements covering executive officers or directors of the Registrant.

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

                          ASA INTERNATIONAL LTD.


                          By  /s/ Alfred C. Angelone
                          -----------------------------------
                          Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                              Capacity                       Date
----                              --------                       ----

/s/ Alfred C. Angelone            Director, Chief                March 31, 2003
--------------------------        Executive Officer,
Alfred C. Angelone                and President
                                  (principal executive
                                  officer and principal
                                  accounting officer)

/s/ James P. O'Halloran           Director                       March 31, 2003
--------------------------
James P. O'Halloran


/s/ Alan J. Klitzner              Director                       March 31, 2003
--------------------------
Alan J. Klitzner


/s/ William A. Kulok              Director                       March 31, 2003
--------------------------
William A. Kulok


/s/ Robert L. Voelk               Director                       March 31, 2003
--------------------------
Robert L. Voelk

/s/ Chas B. Blalack               Director                       March 31, 2003
--------------------------
Chas B. Blalack

          Executive Certifications Required by Rules 13a-14 and 15d-14
                    Under the Securities Exchange Act of 1934

                           Certification of President

I, Alfred C. Angelone, certify that:

1. I have reviewed this Annual Report on Form 10-K of ASA International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                   /s/ Alfred C. Angelone
Name: Alfred C. Angelone                               ----------------------
Title: Director, Chief Executive Officer and President

                    Certification of Chief Financial Officer

I, Terrence C. McCarthy, certify that:

1. I have reviewed this Annual Report on Form 10-K of ASA International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                 /s/ Terrence C. McCarthy
Name: Terrence C. McCarthy                           ------------------------
Title: Vice President, Secretary, Treasurer and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders ASA INTERNATIONAL LTD.



We have audited the accompanying consolidated balance sheet of ASA International Ltd. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statement of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements of ASA International Ltd. and subsidiaries for the year ended December 31, 2000, were audited by other auditors whose report dated March 2, 2001 expressed an unqualified opinion.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sansiveri, Kimball & McNamee, LLP



Providence, Rhode Island
March 7, 2003

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders ASA INTERNATIONAL LTD.


    We have audited the accompanying consolidated statement of operations, comprehensive income, shareholders' equity and cash flows of ASA International Ltd., and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ASA International Ltd., and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP


Boston, Massachusetts
March 2, 2001

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                    -------------------------
                                                        2002          2001
                                                        ----          ----
      ASSETS

                                 CURRENT ASSETS:
     Cash and cash equivalents                      $ 4,509,686   $ 4,024,254
     Marketable securities                               22,780        24,072
     Receivables:
          Trade (net of allowance for doubtful
          accounts of $188,949 in 2002
          and $239,491 in 2001)                       2,042,798     1,342,403
          Related parties                                31,239       338,459
          Other                                         166,840       101,432
     Current portion of note receivable                 293,163          --
     Other current assets                               443,075       566,122
                                                    -----------   -----------

TOTAL CURRENT ASSETS                                  7,509,581     6,396,742
                                                    -----------   -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                               4,990,823     4,312,795
     Computer equipment                               2,342,072     2,178,272
     Office furniture and equipment                   1,027,713       996,322
     Leasehold improvements                             115,846       115,846
     Vehicles                                           574,138       574,138
     Capital leases                                      85,266          --
                                                    -----------   -----------

                                                      9,135,858     8,177,373

    Accumulated depreciation and amortization         4,132,869     3,688,077
                                                    -----------   -----------

NET PROPERTY AND EQUIPMENT                            5,002,989     4,489,296
                                                    -----------   -----------

SOFTWARE
    (less cumulative amortization
    of $5,701,690 in 2002 and $4,851,488 in 2001)     2,164,053     1,907,457

RECEIVABLES FROM RELATED PARTIES -
    net of current portion                              338,931          --

NOTE RECEIVABLE - net of current portion              2,192,791     1,700,000

NOTE RECEIVABLE - Related party                         175,000       175,000

GOODWILL                                              1,257,686          --

OTHER ASSETS                                          1,255,034     2,079,752
                                                    -----------   -----------

                                                    $19,896,065   $16,748,247
                                                    ===========   ===========

See notes to consolidated financial statements

                                                             2002             2001
                                                             ----             ----
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - other                              $     90,000    $       --
     Current maturities of long-term obligations             105,402          80,357
     Accounts payable                                        402,566         288,727
     Accrued expenses                                      2,093,120       1,726,530
     Accrued commissions                                     385,621         229,418
     Customer deposits                                       297,301         259,731
     Deferred revenue                                      1,179,563         387,689
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                  4,553,573       2,972,452
                                                        ------------    ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                               3,596,237       3,661,475
                                                        ------------    ------------

DEFERRED INCOME TAXES                                        466,000         709,000
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO REPURCHASE                           533,031            --
                                                        ------------    ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
        1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                         --              --
   Common stock, par value
        $.01 per share: Authorized, 8,000,000 shares;
        issued 5,852,540 and 4,510,870 shares;
        outstanding, 4,300,772 and  2,982,397 shares          58,525          45,109
   Additional paid-in capital                              8,801,660       7,931,501
   Retained earnings                                       5,260,095       4,851,994
   Accumulated other comprehensive loss:
   Unrealized loss on marketable securities                   (6,120)         (4,828)
                                                        ------------    ------------

                                                          14,114,160      12,823,776

   Less treasury stock, at cost                            3,366,936       3,418,456
                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                10,747,224       9,405,320
                                                        ------------    ------------

                                                        $ 19,896,065    $ 16,748,247
                                                        ============    ============

 See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         Years Ended December 31,
                                           ---------------------------------------------
                                                 2002            2001            2000
REVENUES
  Services                                  $ 10,915,630    $ 10,139,008    $ 12,737,489
  Product licenses                             3,606,338       3,395,016       5,415,084
  Computer and add-on hardware                 1,533,833       1,210,946       1,480,510
                                            ------------    ------------    ------------

NET REVENUE                                   16,055,801      14,744,970      19,633,083
                                            ------------    ------------    ------------

COST OF REVENUE
  Services                                     5,420,486       5,332,616       7,848,964
  Product licenses and development             3,158,268       3,045,072       5,051,824
  Computer and add-on hardware                 1,160,369         944,250       1,255,094
                                            ------------    ------------    ------------

TOTAL COST OF REVENUE                          9,739,123       9,321,938      14,155,882
                                            ------------    ------------    ------------

EXPENSES
  Marketing and sales                          2,905,838       3,071,138       5,169,271
  General and administrative                   3,115,549       3,282,407       3,545,511
  Amortization of goodwill                          --              --            18,045
  Impairment loss on capitalized software           --              --         1,986,000
                                            ------------    ------------    ------------

TOTAL EXPENSES                                 6,021,387       6,353,545      10,718,827
                                            ------------    ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS                  295,291        (930,513)     (5,241,626)
INTEREST EXPENSE                                (321,952)       (337,361)       (551,898)
INTEREST INCOME                                  437,519         605,910         484,477
GAIN ON SALE OF PRODUCT LINES                       --            22,820       6,730,252
MANAGEMENT FEE                                   149,125            --              --
OTHER INCOME (EXPENSE), NET                      113,118         190,430        (159,653)
EQUITY IN LOSS FROM AFFILIATE                       --              --          (977,331)
                                            ------------    ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES              673,101        (448,714)        284,221

INCOME TAXES                                     265,000        (140,000)        255,000
                                            ------------    ------------    ------------

NET EARNINGS (LOSS)                         $    408,101    $   (308,714)   $     29,221
                                            ============    ============    ============

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)                     $       0.12    $      (0.10)   $       0.01
                                            ============    ============    ============

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)                     $       0.11    $      (0.10)   $       0.01
                                            ============    ============    ============

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Years Ended December 31,
                                                    ------------------------------------

                                                       2002         2001         2000

NET EARNINGS (LOSS)                                  $ 408,101    $(308,714)   $  29,221
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
   Foreign currency translation                           --           --         10,968
   Unrealized gain (loss) on marketable securities      (1,292)      (1,640)      23,290
                                                     ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                          $ 406,809    $(310,354)   $  63,479
                                                     =========    =========    =========

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Common Stock                                                    Treasury Stock
                      -------------------------                                     ---------------------------
                                                                          Accum-
                                                                          ulated
                                                                          Other
                                                                          Compre-
                                                 Additional               hensive
                                                  Paid-In     Retained    Income/
                           Shares      Amount     Capital     Earnings    (Loss)       Shares        Amount        Totals
                      ------------------------------------------------------------------------------------------------------
BALANCES
   12/31/99               4,384,458   $43,845   $7,801,387   $5,131,487  $ (37,446)   1,299,473   $(2,699,265)  $10,240,008
Exercise of
   stock options            126,412     1,264      130,119            -          -            -             -       131,383
Purchase of
   Treasury Stock                 -         -            -            -          -      229,000      (719,191)     (719,191)
Net earnings                      -         -            -       29,221          -            -             -        29,221
Foreign currency
  translation                     -         -            -            -     10,968            -             -        10,968
Unrealized gain
  on marketable
  securities                      -         -            -            -     23,290            -             -        23,290
                      ------------------------------------------------------------------------------------------------------

BALANCES
   12/31/00               4,510,870    45,109    7,931,506    5,160,708     (3,188)   1,528,473    (3,418,456)    9,715,679
Repayment on
   partial shares                 -         -           (5)           -          -            -             -            (5)
Net loss                          -         -            -     (308,714)         -            -             -      (308,714)
Unrealized loss
   on marketable
   securities                     -         -            -            -     (1,640)           -             -        (1,640)
                      ------------------------------------------------------------------------------------------------------
BALANCES
   12/31/01               4,510,870    45,109    7,931,501    4,851,994     (4,828)   1,528,473    (3,418,456)    9,405,320

CompuTrac
   Acquisition            1,364,670    13,646      921,449            -          -            -             -       935,095

Repurchase
  of shares
  guaranteed in
  CompuTrac
  Acquisition                     -         -            -            -          -       46,295             -             -
Cancellation of
   Treasury Shares          (23,000)     (230)     (51,290)           -          -      (23,000)       51,520             -
Net earnings                                                    408,101                                             408,101
Unrealized
   loss on
   marketable
   securities                     -         -            -            -     (1,292)           -             -        (1,292)
                      ------------------------------------------------------------------------------------------------------
BALANCES
  12/31/02                5,852,540   $58,525   $8,801,660   $5,260,095   $ (6,120)   1,551,768   $(3,366,936)  $10,747,224
                      ======================================================================================================

See notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                       2002           2001           2000
                                                                       ----           ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                $ 408,101     $ (308,714)      $ 29,221
                                                                   -------------   -----------    ----------
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used  for) operating activities:
         Depreciation and amortization                               1,294,989      1,284,547      1,987,098
          Deferred taxes                                              (243,000)       (16,000)       228,000
          Doubtful receivables provision                              (102,542)       364,388        343,948
          Gain on divestitures                                            --             --       (6,730,252)
          Charge for impairment of long-lived assets                      --             --        1,986,000
          Changes in assets and liabilities, net
           of effects of acquisitions:
             Receivables                                                64,062      1,044,638        935,977
             Other current assets                                      157,264        296,916        844,864
             Accounts payable                                          (53,880)      (388,023)      (120,682)
             Accrued expenses                                         (475,504)      (653,079)        88,887
             Customer deposits                                          21,734       (140,088)      (104,857)
             Deferred revenue                                         (217,110)      (271,251)    (1,313,672)
                                                                   -----------    -----------    -----------

 Total adjustments                                                     446,013      1,522,048     (1,854,689)
                                                                   -----------    -----------    -----------

 Net cash provided by (used for) operating activities                  854,114      1,213,334     (1,825,468)
                                                                   -----------    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (200,585)      (328,940)      (308,705)
   Additions to software                                                  --           (9,400)      (452,920)
   Decrease (increase) in sales-types leases                            56,273         94,624       (187,724)
   Cash received from divestitures, net of cash paid                      --             --           40,464
   Cash received in acquisition of CompuTrac                         1,956,812           --             --
   Cash paid in acquisition of CompuTrac                              (257,338)          --             --
   Cash paid in acquistion of Verticent                               (596,468)          --             --
   Reductions (additions) to assets held for future transactions          --        2,720,000     (1,113,151)
   Proceeds from sale of (additions to) marketable securities             --             --        3,363,315
   Other assets                                                        200,723       (769,064)       147,462
                                                                   -----------    -----------    -----------

Net cash provided by (used for) investing activities                 1,159,417      1,707,220      1,488,741
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                         (40,193)       (74,343)      (138,301)
   Cash paid to CompuTrac shareholders                              (1,425,408)          --             --
   Decrease in long-term liabilities                                      --             --          (53,479)
   Issuance of common stock                                               --               (5)       131,383
   Purchase of treasury stock                                          (62,498)          --         (719,191)
                                                                   -----------    -----------    -----------

 Net cash provided by (used for) financing activities               (1,528,099)       (74,348)      (779,588)
                                                                   -----------    -----------    -----------

EFFECT OF EXCHANGE RATES ON
   CASH & CASH EQUIVALENTS                                                --             --           (3,001)
                                                                   -----------    -----------    -----------

CASH & CASH EQUIVALENTS:
   Net increase (decrease)                                             485,432      2,846,206     (1,119,316)
   Balance, beginning of year                                        4,024,254      1,178,048      2,297,364
                                                                   -----------    -----------    -----------

   Balance, end of year                                            $ 4,509,686    $ 4,024,254    $ 1,178,048
                                                                   ===========    ===========    ===========

See notes to consolidated financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES

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

In April 2001, the Company recorded accrued interest receivable related to a change in interest rate on a note receivable, which totaled $217,447. In March 2002, the Company amended the note and added $858,197 of accrued interest and fees to the principal due under the amended note.

As part of the acquisition of CompuTrac in 2002, the Company issued 1,370,679 shares of common stock valued at $1,536,485 to CompuTrac shareholders. The following is a summary of the non cash net assets acquired from CompuTrac which are excluded from the statement of cash flows:



Accounts receivable-net                  $   308,758
PP&E                                         757,895
Software                                     941,282
Other Assets                                 197,494
Assumed liabilities                         (943,010)
                                         ------------
           Net Assets Acquired           $ 1,262,419
                                         ============

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, 2000


A.   Summary of Significant Accounting Policies:

     Business Description and Principles of Consolidation
     The Company develops, markets, and provides services for its proprietary enterprise software products and distributes computer hardware to its software customers. The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., ASA Tire Systems Inc., RainMaker Software, Inc., Verticent, Inc., and Khameleon Software Inc. after elimination of all material inter-company balances and transactions. 10 Speen Street LLC is a wholly owned subsidiary of ASA Properties, Inc.

     Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company had approximately $1,785,000 and $2,890,000 invested in money market funds at December 31, 2002 and 2001, respectively.

     Accounts and Notes Receivable
     The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

     The Company's policy is to review Notes Receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows from the Note. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the Note, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for the Note would be based on the fair value of the asset.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Marketable Securities
     At December 31, 2002 and 2001, the Company held investments in a senior secured, floating rate loan, mutual fund. The Company accounts for this investment as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of shareholders' equity.

     At December 31, 2002 and 2001, the fair market values of these investments were approximately $23,000 and $24,000. Accumulated unrealized losses for the years ended December 31, 2002 and 2001 were approximately $6,000 and $5,000, respectively.

     Financial Instruments
     Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, note receivable, accounts payable and notes payable. The carrying value of these financial instruments approximate their fair value.

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

     Investments
     The Company has invested, and may invest in the future, in equity instruments of privately held companies for business and strategic purposes. These investments are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired. The Company's investments in equity instruments of privately held companies which are included in other long-term assets totaled approximately $101,000 and $501,000 at December 31, 2002 and 2001, respectively. As discussed in footnote B, the Company received $400,000 and other consideration for its membership interest in TradePoint Systems LLC which was valued at $400,000 at December 31, 2001.

     Advertising
     The Company expenses advertising costs as incurred. Advertising expense was approximately $419,000, $316,000, and $735,000 in the years ending December 31, 2002, 2001, and 2000, respectively.

     Revenue Recognition
     The Company derives its revenue from primarily two sources (i) product revenue which includes software license and hard drive revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company generates revenue from licensing the rights to use its software products directly to end-users and indirectly through resellers, and from the sale of hardware to end-users. The Company's Tire Systems product line sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end users. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end users and indirectly through resellers.

     The Company applies the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions", to all transactions involving the sale of multiple elements including software, hardware and service revenue. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") NO. 101, "Revenue Recognition in Financial Statements". This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement as well. The Company applies the provisions of SFAS No. 48, "Revenue Recognition When Right of Return Exists", with respect to providing for potential future product returns.

     The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period, typically one-year. Other services revenue is recognized as the services are performed. If the fee is considered to be not fixed or determinable, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products. Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. When a multiple-element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant modification or customization, revenue is recognized on the percentage-of-completion method.

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

     Stock Based Compensation
     At December 31, 2002, the Company has four stock-based compensation plans, which are described more fully in Note F. The Company accounts for these plans under the recognition and measurement principles of APB Opinion

     No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                    Year Ended December 31,
                                                    -----------------------
                                                2002          2001          2000
                                                ----          ----          ----

Net earnings (loss):
As reported                                 $   408,101   $  (308,714)  $    29,221

Pro forma                                       363,627      (360,141)      (45,246)

Net earnings (loss) per common and common
equivalent share:
Basic as reported                           $    0.12     $    (.10)    $    0.01
Diluted as reported                              0.11          (.10)         0.01

Pro forma - Basic                                0.11          (.12)        (0.01)

Proforma - Diluted                               0.10          (.12)        (0.01)

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

     Recently Issued Accounting Pronouncements
     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. The Company is required and plans to adopt the provision of SFAS 143 during the quarter ending March 31, 2003. To accomplish this, the Company must identify all obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company does not believe the adoption of SFAS 143 will have a significant impact on its consolidated financial statements.

     During 2002 the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on its consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement will be adopted as of the first quarter of 2003.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure", (SFAS 148) which provides additional transition methods for entities that apply the expense recognition method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS is effective for fiscal periods ending after December 15, 2002. See footnotes A and F for pro-forma disclosure of stock based compensation.

B.   Business Acquisitions and Divestitures:

     Acquisitions

     Design Data. In November 1999, the Company acquired the business of Design Data Systems Corporation, a Florida corporation, pursuant to an Asset Purchase Agreement (the "Design Data Purchase Agreement") by and among the Company, the Seller, individually (only with respect to certain sections of the Design Data Purchase Agreement), and the Company's Bank, as Escrow Agent (the "Escrow Agent") (only with respect to certain sections of the Design Data Purchase Agreement). The Design Data Purchase Agreement provides that the transaction is effective as of September 30, 1999 (the "Closing Date"). Pursuant to and as more fully set forth in the Design Data Purchase Agreement, the Company had the right and obligation to purchase certain of the assets and assume certain of the liabilities of Seller for a purchase price of $5,000,000 (the "Purchase Price"). Of the Purchase Price, $4,750,000 was due and payable on the Closing Date and $250,000 was to be deposited with the Escrow Agent to be held pursuant to the terms of the Design Data Purchase Agreement. Also on the Closing Date, the Company entered into a certain Asset Acquisition and Exchange Cooperation Agreement (the "Exchange Agreement") with SQL Acquisition LLC, a Delaware limited liability company ("SQL"), Fidelity National 1031 Exchange Services, Inc., a California corporation, and Pacific American Property Exchange Corporation, a California corporation and sole member and manager of SQL. The Company entered into the Exchange Agreement for the purpose of seeking the ability to effectuate a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. Pursuant to and as more fully set forth in the Exchange Agreement, the Company reserved the right to exchange certain software and related intellectual property of Seller (the "Replacement Property") for certain other relinquished property of the Company. In connection therewith, the Company assigned to SQL the Company's right and obligation under the Design Data Purchase Agreement to acquire the Replacement Property pursuant to a certain Assignment Agreement dated the Closing Date between the Company, Seller and SQL (the "Assignment"). The Exchange Agreement provided the Company with the option to purchase the Replacement Property within twelve months of the Closing Date for a purchase price of $4,300,000 plus interest incurred by SQL on the promissory note due November 3, 2000.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

     CompuTrac, Inc. On August 1, 2002, the Company and CompuTrac, Inc., a Texas corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 1,370,679 shares of ASA Common Stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. The final number of shares issued totaled 1,364,670 due to approximately 6,000 in shares not issued to dissenting former CompuTrac shareholders. CompuTrac shareholders received .20648 shares of ASA common stock and approximately $.2156 in cash for each share of CompuTrac common stock held at the time of the merger. Since the sum of the amounts assigned to the assets acquired and the liabilities assumed exceeded the cost of CompuTrac, the excess over cost was allocated as a pro rata reduction of the amounts that otherwise would be assigned to all of the acquired assets. The excess over cost was approximately $1,096,389, computed using a purchase price of $3,219,231.

     The purchase price is based on a value of $1.35 per share for the 444,425 shares covered under the Stock Repurchase Agreement and a value of approximately $1.01 for the 920,245 remaining shares issued. The $1.01 value for these shares is based on the closing price of ASA's stock as of the merger date of August 1, 2002. Identified intangible assets, consisting principally of software, which totaled approximately $941,000 after the pro rata reduction of the amounts that otherwise would be assigned, will be amortized over an estimated life of five years. The merger followed the approval of the transaction by the shareholders of each company in July 2002.

     As of December 31, 2002, 46,295 shares of Company stock had been repurchased by the Company under the Stock Repurchase Agreement at a cost of approximately $63,000.

     PowerCerv Corporation. On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note payable at 1.81% per annum due in six months. The purchase price was increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement. The closing of the transaction was completed after the approval of the transaction by the shareholders of PowerCerv. The net assets acquired consisting of approximately $1,247,000 of goodwill, $232,000 of software, $360,000 of other assets, and the assumption of approximately $1,152,000 of liabilities were recorded at their fair values based on the Company's estimate of these values.

     Unaudited pro forma consolidated revenues, net earnings (loss) and net earnings (loss) per basic and diluted shares for the years ended December 31, 2002 and 2001, would have been approximately as follows if the acquisitions of CompuTrac and PowerCerv in 2002 had occurred on January 1, 2001. The unaudited pro forma financial information is not necessarily indicative of future results of the Company because it does not give effect to what might have occurred had the merger and combined operations been functioning on January 1, 2001.

                                              Years Ended December 31,
                                              ------------------------
                                             2002                 2001
                                             ----                 ----

     Revenues                            $ 20,531,000         $ 24,549,000
     Net earnings (loss)                      121,000           (2,163,000)
     Net earnings (loss) per share:
             Basic                       $       0.03         $      (0.50)
             Diluted                     $       0.03         $      (0.50)


     Divestitures

     ASA Italy. In January 1998, the Company acquired substantially all of the assets of Cedes S.r.l. and SIPI-U S.r.l. ("ASA Italy"), subsidiaries of the Findest Group of Padova, Italy. ASA Italy sold enterprise resource planning
     (ERP) software to mid-range companies in Italy. The transaction involved an exchange of approximately $30,000 in cash, assumption of certain liabilities, and issuance of 200,000 shares of the Company's Common Stock in exchange for the assets of ASA Italy. The acquisition was recorded using the purchase method of accounting whereby the net assets acquired were recorded at their fair values based on the Company's estimate of these values. In September 2000, the Company's Italian subsidiary was sold, to management of ASA Italy, for nominal cash consideration. In connection with the sale, ASA Italy acknowledged and agreed to pay a debt of approximately $9,000 incurred by the Company on behalf of ASA Italy.

     SmartTime. In August 1999, the Company granted to a company ("Optionee") an option to purchase the Company's SmartTime product line. As per the terms of the Option Agreement, the Company transferred the assets and liabilities of its SmartTime product line to a newly formed LLC, of which the Company is the sole member and the Optionee is the manager.

     The Agreement provided that the Optionee had the option to purchase the SmartTime product line from the LLC at anytime from August 1, 2000 through August 31, 2000 (the "Option Period"), or at such earlier date as agreed to by the parties, for an aggregate purchase price of $7,020,000, less any option fee paid to date (the "Purchase Price"). The terms and conditions of the acquisition are set forth in an Asset Purchase Agreement dated as of August 2, 1999 (the "SmartTime Purchase Agreement"). The SmartTime Purchase Agreement provided that the sale would occur within two days after exercise of the option and the satisfaction of certain other conditions as specified in the SmartTime Purchase Agreement. During the Option Period, the Optionee employed the employees of the SmartTime product line and bore the risk of its financial performance.

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

     In August 2000, the Company completed the sale of its SmartTime business to InterPro Business Solutions, Inc. (formerly InterPro Expense Systems, Inc.), a Delaware corporation ("InterPro"). Pursuant to an Option to Purchase Agreement dated August 2, 1999 by and between the Company, InterPro, and ASA InterPro SmartTime LLC, a Delaware limited liability company, InterPro exercised its option to purchase the SmartTime business from the LLC for the aggregate purchase price of $7,020,000 less the option fees paid on August 2, 1999 of $1,660,000 and $540,000 paid on August 1, 2000. As set forth in the SmartTime Purchase Agreement and Exhibits, on August 2, 1999, InterPro had loaned to the Company $3,200,000 pursuant to a promissory note due on or before August 31, 2000 (the "ASA Note"). Interest of $160,000 on the ASA Note was prepaid to August 1, 2000. InterPro completed the transaction by paying the remaining $4,820,000 of the purchase by (a) delivering the ASA Note (valued at $3,213,151 as a result of interest accrued from August 1 through August 31, 2000), and (b) paying the remainder of $1,606,849 in cash.

     The results for the operations of this product line are shown in the Consolidated Statements of Operations for the year ended December 31, 2000 under the caption "Equity in Loss from Affiliate."

     Financial data relative to the operation of ASA Italy S.r.l. and the SmartTime business for the year ended December 31, 2000 is as follows:

                                             2000
                                      ----------------

       Revenues                        $ 1,326,000
       Net loss                         (1,289,000)
       Net loss per share:
           Basic                       $     (0.41)
           Diluted                     $     (0.41)

     CommercialWare. In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Junior Note was collected in 2000. The interest rate on the three-year note was amended retroactively to the date of CWI's sale to 15% in April 2001 as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the note and any accrued interest are secured by the intellectual property of CWI. In June 2002, the Company received a second note for $2,558,197 at 12% for five years, which represents a restatement of the original Note Receivable of $1,700,000, along with the interest due under the first amendment to the Note negotiated in April 2001. The terms of the second Note call for monthly principal and interest payments of $35,000 after an initial payment of $105,000, which was received in June 2002. The monthly principal and interest payments increase as follows over the term of the second note: April 2003 $50,000, November 2003 $55,000, April 2004 $60,000, January 2005 $65,000, with a final payment of approximately $25,000 in June 2007. Interest income of approximately $381,000 has been received and recorded in the Statements of Operations for the year ended December 31, 2002. The accrued interest under the note was included on the Company's balance sheet in other assets at December 31, 2001.

     TradePoint. On November 1, 2002, the Company and ASA Investment Partnership ("AIP"), a partnership between the Company and its Chief Executive Officer, exchanged their respective 5.49% and 10.51% membership interests in TradePoint Systems LLC ("TradePoint") for $400,000 and 665,597 shares of the Company's common stock, respectively (the "Exchange"). Also on November 1, 2002, the Company paid to TradePoint $400,000 in full satisfaction of certain of the Company's obligations to TradePoint pursuant to a lease by TradePoint from the Company of office space at the Company's Nashua, New Hampshire facility (the "Lease").

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

     This transaction had the following effect on the Company's financial statements for the year ended December 31, 2002: eliminated the Company's $400,000 investment in TradePoint classified in other assets at December 31, 2001, and satisfied in full the Company's obligation for approximately $400,000 related to the Lease which was classified as an accrued expense as of December 31, 2001. There was no net effect on the Consolidated Statement of Operations for the year ended December 31, 2002 related to the transaction. The 665,597 of the Company's shares formerly held by TradePoint and classified as Treasury Stock valued at approximately $1,112,000 at December 31, 2001, continue to be classified as Treasury Stock at December 31, 2002 after the transfer of the shares to AIP.

C.   Receivables:

     Related Parties
     Amounts due from related parties represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances. The amount in current receivables represents the repayments anticipated to be received within a twelve-month period from the date of the balance sheet. The Note Receivable - related party represents a demand note bearing interest at an annual rate of 6.4%. No further loans or advances have been or will be made subsequent to the prohibition of such loans or advances by the Sarbanes-Oxley Act of 2002.

     Trade
     The allowance for doubtful accounts at December 31, 1999 was $389,757. During the three years ended December 31, 2002, 2001, and 2000, the provisions for doubtful accounts were $188,830, $364,388, and $343,948, and write-offs were $239,372, $640,097, and $218,505, respectively.

     Note Receivable
     In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Junior Note was collected in 2000. The interest rate on the three-year note was amended retroactively to the date of CWI's sale to 15% in April 2001 as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the note and any accrued interest are secured by the intellectual property of CWI. In June 2002, the Company received a second note for $2,558,197 at 12% for five years, which represents a restatement of the original Note Receivable of $1,700,000, plus accrued interest of approximately $258,000 along with the interest of approximately $310,000 and restructuring fee of approximately $290,000 due under the first amendment to the Note negotiated in April 2001.

     The terms of the second Note call for monthly principal and interest payments of $35,000 after an initial payment of $105,000, which was received in June 2002. The monthly principal and interest increase as follows over the term of the second note: April 2003 to October 2003 $50,000, November 2003 to March 2004 $55,000, April 2004 to December 2004
     $60,000, January 2005 to May 2007 $65,000, with a final payment of approximately $25,000 in June 2007. Interest income of approximately $381,000 has been received and recorded in the Statements of Operations for the year ended December 31, 2002. Principal payments during 2002 of approximately $142,000 have been made in accordance with the payment schedule called for under the second note. The accrued interest under the note was included on the Company's balance sheet in other assets at December 31, 2001.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The balances related to these notes are as follows:

                                             December 31,
                                   ---------------------------
                                       2002           2001

Note receivable                    $ 2,415,954    $ 1,700,000
                                   ============   ============

Accrued interest                       -          $   722,884
                                   ============   ============


     Also, during 2002, the Company sold certain software and received a note receivable for $70,000. Such amount is included in Note Receivable - long term on the balance sheet.


D.   Notes Payable and Long-Term Obligations:

                                              December 31,
                                     --------------------------
                                         2002           2001
Long-term obligations:

Mortgage notes                       $ 3,701,639    $ 3,741,832

                                     ------------   ------------
                                       3,701,639      3,741,832

Less current maturities                  105,402         80,357
                                     ------------   ------------

Long-term portion                    $ 3,596,237    $ 3,661,475
                                     ============   ============


     The current carrying value of long-term obligations approximate their fair value.

     Revolving Demand Note
     In October 2000, the Company entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified account receivables), bearing interest at a rate approximating prime (4.25% at December 31, 2002) plus .5%, which extends through June 30, 2003. This arrangement replaced a previous line of credit. This credit facility requires the Company to maintain stated tangible net worth as well as stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of this agreement. Borrowings are secured by the personal property of the Company.

     There were no borrowings under the revolving demand agreement during the years ended 2002, 2001 and 2000.

     Mortgage Notes
     The Company has three mortgage notes outstanding at December 31, 2002. In September 1998, the Company completed the refinancing of its mortgage related to its Corporate Headquarters in Framingham, Massachusetts. The mortgage note, in the original amount of $3,000,000, with interest at 7.24% for 10 years provides for monthly principal and interest payments of $20,445 through October 2008 with a final principal payment of approximately $2,638,000 plus interest due in October 2008.

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

     Capital Lease Obligations
     The Company leases various computer equipment under capital lease agreements. The agreements require monthly or quarterly payments of varying amounts and expire through 2004.

     Interest paid for notes payable and long-term debt obligations was approximately $322,000, $337,000, and $552,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At December 31, 2002 scheduled maturities of long-term obligations and minimum rental commitments under noncancellable capital leases with initial terms of one year or more are as follows:

                                                Long-Term
                            Capital Leases      Obligations
                          ---------------------------------

2003                          $  23,498       $    86,869
2004                             23,498            93,316
2005                                  -           101,517
2006                                  -           109,791
2007                                  -           118,755
Thereafter                            -         3,151,227
                              ---------      ------------

                                 46,996         3,661,475
Less imputed interest             6,832                 -
                              ---------       -----------
                              $  40,164       $ 3,661,475
                              =========       ===========


E.   Income Taxes (Credits):

     Earnings (loss) before income taxes is as follows:


                              Years Ended December 31,
                 -----------------------------------------------

                   2002              2001               2000

Domestic         $ 673,101         $(448,714)         $ 481,221
Foreign               --                --             (197,000)
                 ---------         ---------          ---------

Total            $ 673,101         $(448,714)         $ 284,221
                 =========         =========          =========


       Components of income taxes (credits) are as follows:

                           Years Ended December 31,
                 ----------------------------------------------

                   2002             2001                 2000
                   ----             ----                 ----
Current:
   Federal       $ 361,000        $(160,000)          $    --
   State           147,000           36,000                --
   Foreign            --               --                27,000

Deferred          (243,000)         (16,000)            228,000
                 ---------        ---------           ---------

                 $ 265,000        $(140,000)          $ 255,000
                 =========        =========           =========

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On a cash basis, income taxes paid in 2002, 2001, and 2000 were approximately $555,000, $125,000, and $354,000, respectively. During 2001, the Company carried back certain net operating losses to previous years, resulting in $160,000 in refundable income taxes. Such amount was included in other current assets.

    Until its sale in fiscal 2000, the Company's non-US subsidiary computed taxes at rates in effect in Italy. There were no undistributed earnings of the non-US subsidiary due to cumulative losses.

    Income taxes are reconciled with the U.S. federal statutory rate as follows:

                                          Years Ended December 31,
                                    ------------------------------------
                                      2002         2001         2000
                                      ----         ----         ----
 Income taxes at U.S. statutory
   federal rate                     $ 229,000    $(153,000)   $  97,000
 State income tax, net of federal
   income  tax benefit                 94,000       23,000       35,000
Tax benefits resulting from
   CompuTrac acquisition              (23,000)        --           --
 Non-deductible amortization of
   intangibles                           --           --          6,000
 Foreign tax differential                --           --         94,000
 Other, net                           (35,000)     (10,000)      23,000
                                    ---------    ---------    ---------

                                    $ 265,000    $(140,000)   $ 255,000
                                    =========    =========    =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2002 and 2001 are as follows:

                                                            2002           2001
                                                            ----           ----
Deferred tax liabilities:
   Capitalized software deducted for tax, not book      $   226,000    $   145,000
   Differences between book and tax basis of property       260,000        246,000
   Deferred gain on divestitures                            553,000        585,000
   Other                                                     25,000         59,000
                                                        -----------    -----------

                                                          1,064,000      1,035,000
                                                        -----------    -----------
Deferred tax assets:
   Accruals/reserves                                        225,000        258,000
   Federal net operating loss carry-forward               1,071,000         50,000
Valuation allowance - Federal  net operating
   loss carry forward                                      (711,000)
Capital and ordinary loss benefit                              --
   related to TradePoint transaction                        884,000           --
Valuation allowance - capital and ordinary loss
   benefit related to TradePoint transaction               (884,000)          --
   Other                                                     13,000         18,000
                                                        -----------    -----------

                                                            598,000        326,000
                                                        -----------    -----------

Net deferred tax liability                              $   466,000    $   709,000
                                                        ===========    ===========

     The federal net operating loss carry-forwards result from the merger with CompuTrac, Inc. The valuation for such federal net operating loss carry-forwards is provided due to the limitations on the amount that such net operating losses can be applied against taxable income each year over the next twenty years. These Federal net operating loss carry-forwards of $2,391,000 expire at various dates through 2022.

     The capital loss carry-back and ordinary loss benefit result from the TradePoint Systems LLC transaction. The Company, in filing its corporate tax returns, anticipates utilization of approximately $1.4 million of capital losses and $1.2 million of ordinary deductions that resulted from this transaction. However, it is possible that in the event of an examination by the Internal Revenue Service (IRS), some or all of such capital losses and ordinary deductions could be disallowed. Due to this uncertainty, a valuation allowance has been provided for the tax effect of the full amount of such capital losses and ordinary deductions.

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

     The Company has reserved 60,000 shares of Series A Junior Participating Preferred Stock for the exercise of the Rights.

     Treasury Stock
     Approximately $1,456,000 of the balance in treasury stock represents the Company's investment in a partnership, the primary asset of which is the Company's common stock. The Chief Executive Officer holds the remaining partnership interest.

     In 2002, the Company cancelled 23,000 shares of Treasury Stock valued at $51,520.

     Stock Options
     At December 31, 2001, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings
     (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     2002              2001              2000
                                                     ----              ----              ----

Net earnings (loss)            As reported        $ 408,101        $ (308,714)         $ 29,221
                               Pro forma            363,627          (360,141)          (45,246)
Basic earnings (loss)
  per share                    As reported           $ 0.12           $ (0.10)           $ 0.01
                               Pro forma               0.11             (0.12)            (0.01)
Diluted earnings (loss)
  per share                    As reported           $ 0.11           $ (0.10)           $ 0.01
                               Pro forma               0.10             (0.12)            (0.01)

     The Company's four stock option plans, the 1986, 1988, 1993, and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0% for all years, and expected volatility of 62% for 2002, 65% for 2001 and 80% for 2000, risk-free rates ranging from 4.69% to 4.72% for 2002, 4.33% for 2001, and 5.68% to 6.56% for 2000, and expected lives ranging from 12 to 48 months for 2002, 2001, and 2000, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates, is presented below:

                                   2002                             2001                              2000
                        ------------------------------   ----------------------------   ------------------------------
                                      Weighted Average               Weighted Average               Weighted Average
                          Shares       Exercise Price     Shares      Exercise Price     Shares      Exercise Price
                        ------------------------------   ----------------------------   ------------------------------

Outstanding at
   beginning of year       338,435         $ 1.61        340,180          $ 1.60        450,292         $ 1.36
Granted                     50,000           1.10         23,430            1.10         31,800           2.95
Exercised                        -              -              -               -        126,412           1.04
Canceled                    17,055           2.87         25,175            1.06         15,500           1.99
                        -----------                      --------                       --------

Outstanding at
   end of year             371,380         $ 1.48        338,435          $ 1.61        340,180         $ 1.60
                        ===========        =======       ========         =======       ========        ======

Options exercisable
    at year-end            234,667         $ 1.14        310,006          $ 1.60        278,271         $ 1.38
                        ===========        =======       ========         =======       ========        ======

Weighted-average
   fair value of options
   granted during
   the year                                $ 0.77                         $ 0.76                        $ 2.52
                                           =======                        =======                       ======

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     As of December 31, 2002, the 371,380 options outstanding under the Plan have exercise prices between $.88 and $2.81, and a weighted-average remaining contractual life of approximately 4 years.

     As of December 31, 2002 the exercisable options outstanding under the Plan have exercise prices between $.88 and $2.81 and a weighted-average remaining contractual life of approximately 4 years.

     Common Stock Reserved
     At December 31, 2002, the Company has reserved 634,550 shares of its common stock for incentive and nonqualified stock options.

G.   Earnings per Share:

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                2002        2001        2000
                                                ----        ----        ----

Denominator for basic earnings per share -
  weighted average shares                     3,523,787   2,982,397   3,112,331

Effect of dilutive securities:
  Employee stock options                         30,343        --       181,940
                                              ---------   ---------   ---------

 Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                        3,554,130   2,982,397   3,294,271
                                              =========   =========   =========

     The following table summarizes securities which were outstanding as of the years ended December 31, 2002, 2001, and 2000 but not included in the calculation of diluted net earnings per share because such shares are antidilutive:

                                2002               2001                2000
                                ----               ----                ----

Employee stock options         110,059            122,580             30,800

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


H.   Geographic Information:

     The following is a summary of selected geographic information for the years ended December 31, 2002, 2001, and 2000:

Revenues:                    2002           2001            2000
                             ----           ----            ----

United States            $15,898,000    $14,557,000     $18,100,000
Italy                              -              -       1,300,000
Other                        158,000        188,000         200,000
                         ------------   ------------    ------------

Total                    $16,056,000    $14,745,000     $19,600,000
                         ============   ============    ============

     Revenues are attributed to countries based on location of customers.

     No long-lived assets were held outside of the United States as of December 31, 2002, 2001, and 2000.

I.   Commitments:

     The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through January 2006. Total rent expense charged to operations approximated $429,000, $440,000, and $461,000, in 2002, 2001, and 2000, respectively.

     At December 31, 2002, minimum rental commitments under noncancellable operating leases with initial terms of one year or more are as follows:


                                   Operating
                                    Leases
                                   ----------

2003                               $   519,000
2004                                   400,000
2005                                   250,000
2006                                    98,000
2007                                         -
Thereafter                                   -
                                   -----------

                                   $ 1,267,000
                                   ===========


     The Company, through its real estate subsidiary, ASA Properties Inc., leases office facilities to third parties under operating leases expiring on various dates through December 2010. Total rental income included in operations approximated $764,000, $798,000, and $811,000, in 2002, 2001,
     and 2000, respectively.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At December 31, 2002, future minimum rental payments to be received on operating leases are as follows:

                                    Operating
                                     Leases
                                  ------------

2003                              $   694,318
2004                                  448,181
2005                                  210,893
2006                                  131,287
2007                                  127,887
Thereafter                            383,661
                                  ------------

                                  $ 1,996,227
                                  ============


     The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 2002, 2001, and 2000 were approximately $69,000, $77,000, and $189,000, respectively.

J.   Concentration of Credit Risks:

     Financial instruments, which potentially subject the Companies' to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. At December 31, 2002, the Company had approximately $4,032,000 of cash deposits in excess of FDIC insurance limits. The Companies maintain such cash deposits in high credit quality financial institutions.

     Trade accounts receivable result primarily from sales to customers located throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Companies' customer base, and their dispersion across many different geographic regions and industries. Management believes that the Company's allowance for doubtful accounts is adequate relative to any potential exposure concerning potentially uncollectible trade accounts receivable.

K.   Subsequent Event:

     In January 2003, the Company co-signed and guaranteed a Promissory Note for $893,000 under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an entity that owns an aircraft. The 5-year note with interest at prime (4.25% at December 31, 2002) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft. The Company's portion of the aircraft's annual operating costs are estimated to be approximately $90,000 based on 100 hours estimated usage. Fixed costs for the aircraft approximate $30,000 annually.

L.   Quarterly Financial Data (unaudited):

                                        Earnings (loss)                           Basic             Diluted
                                            from            Net earnings     earnings (loss)    earnings (loss)
                       Revenue           operations           (loss)           per share          per share
                       -------           ----------           ------           ---------          ---------
2002
----
First quarter       $ 3,455,000         $   50,000         $   92,000           $  0.03            $  0.03
Second quarter        4,239,000            412,000            339,000              0.11               0.11
Third quarter         4,218,000             97,000             75,000              0.02               0.02
Fourth quarter        4,144,000           (264,000)           (98,000)            (0.02)             (0.02)

2001
----
First quarter       $ 4,146,000         $ (329,000)        $ (112,000)          $ (0.04)           $ (0.04)
Second quarter        3,713,000           (325,000)          (138,000)            (0.05)             (0.05)
Third quarter         4,001,000            161,000            195,000              0.07               0.06
Fourth quarter        2,885,000           (437,000)          (254,000)            (0.09)             (0.09)

The basic and duluted earnings (loss) per share amounts for the Third and Fourth Quarters of 2002 include the effect of the 1,364,670 additional shares in the CompuTrac, Inc. acquisition completed in August 2002.