Form 10-Q
period 2003-03-31
ASA INTERNATIONAL LTD
filed 2003-05-15
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended:                                       Commission File Number:
  March 31, 2003                                                O-14741
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

Yes:  X     No:   .
     ---       ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:        No:  X  .
                ---

As of March 31, 2003 there were 4,162,995 shares of Common Stock of the Registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,    December 31,
                                                   2003          2002
                                               ------------   -----------
                                                (Unaudited)
      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                  $ 4,249,603   $ 4,509,686
     Marketable securities                           24,752        22,780
     Receivables:
          Trade-net                               1,808,430     2,042,798
          Related parties                            13,747        31,239
          Other                                     189,942       166,840
     Current portion of note receivable             362,648       293,163
     Other current assets                           431,032       443,075
                                                -----------   -----------

TOTAL CURRENT ASSETS                              7,080,154     7,509,581
                                                -----------   -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                           5,001,311     4,990,823
     Computer equipment                           2,342,072     2,342,072
     Office furniture and equipment               1,027,713     1,027,713
     Leasehold improvements                         115,846       115,846
     Vehicles and other                           1,147,594       574,138
     Capital leases                                  85,266        85,266
                                                -----------   -----------

                                                  9,719,802     9,135,858

    Accumulated depreciation and amortization     4,236,516     4,132,869
                                                -----------   -----------

NET PROPERTY AND EQUIPMENT                        5,483,286     5,002,989
                                                -----------   -----------

SOFTWARE
    (less cumulative amortization
    of $5,929,546 and $5,701,690 )                1,936,196     2,164,053

RECEIVABLES FROM RELATED PARTIES -
   net of current portion                           307,022       338,931

NOTES RECEIVABLE - net of current portion         2,090,458     2,192,791

NOTE RECEIVABLE - related party                        --         175,000

GOODWILL                                          1,173,852     1,257,686

OTHER ASSETS                                      1,235,299     1,255,034
                                                -----------   -----------

                                                $19,306,267   $19,896,065
                                                ===========   ===========

 See notes to consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
                                                            2003            2002
                                                       -------------    ------------
      LIABILITIES AND SHAREHOLDERS' EQUITY             (Unaudited)

CURRENT LIABILITIES:
     Notes payable - other                              $     90,000    $     90,000
     Current maturities of long-term obligations             128,888         105,402
     Accounts payable                                        419,504         402,566
     Accrued expenses                                      1,868,487       2,478,741
     Customer deposits                                       219,028         297,301
     Deferred revenue                                      1,133,488       1,179,563
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                  3,859,395       4,553,573
                                                        ------------    ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                               3,987,570       3,596,237
                                                        ------------    ------------

DEFERRED INCOME TAXES                                        466,000         466,000
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO REPURCHASE                           495,532         533,031
                                                        ------------    ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
        1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                         --              --
   Common stock, par value
        $.01 per share: Authorized, 8,000,000 shares;
        issued 5,114,540 and 5,852,540 shares;
        outstanding, 4,162,995 and 4,300,772 shares           51,145          58,525
   Additional paid-in capital                              7,089,383       8,801,660
   Retained earnings                                       5,153,320       5,260,095
   Accumulated other comprehensive loss:
   Unrealized loss on marketable securities                   (4,148)         (6,120)
                                                        ------------    ------------

                                                          12,289,700      14,114,160

   Less treasury stock, at cost                            1,791,930       3,366,936
                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                10,497,770      10,747,224
                                                        ------------    ------------

                                                        $ 19,306,267    $ 19,896,065
                                                        ============    ============

 See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended
                                                March 31,
                                      --------------------------
                                          2003           2002
                                      --------------------------
                                             (Unaudited)
REVENUES
  Services                            $ 3,218,989    $ 2,415,833
  Product licenses                        826,401        719,836
  Computer and add-on hardware            249,774        319,245
                                      -----------    -----------

NET REVENUE                             4,295,164      3,454,914
                                      -----------    -----------

COST OF REVENUE
  Services                              1,662,038      1,176,329
  Product licenses and development        878,428        594,477
  Computer and add-on hardware            192,027        241,939
                                      -----------    -----------

TOTAL COST OF REVENUE                   2,732,493      2,012,745
                                      -----------    -----------

EXPENSES
  Marketing and sales                     871,321        704,714
  General and administrative              926,063        686,755
                                      -----------    -----------

TOTAL EXPENSES                          1,797,384      1,391,469
                                      -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS          (234,713)        50,700

INTEREST INCOME (EXPENSE) - NET            31,322        (71,988)
LICENSE FEE - DIVESTITURE                    --          100,000
MANAGEMENT FEE                               --           77,001
OTHER INCOME (EXPENSE), NET                48,616         13,000
                                      -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES      (154,775)       168,713

INCOME TAXES                              (48,000)        76,000
                                      -----------    -----------

NET EARNINGS (LOSS)                   $  (106,775)   $    92,713
                                      ===========    ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $    (0.020)   $     0.031
                                      ===========    ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
   NET EARNINGS (LOSS)                $    (0.020)   $     0.030
                                      ===========    ===========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                         Three Months Ended
                                                             March 31,
                                                       -----------------------
                                                           2003         2002
                                                       -----------------------
                                                             (Unaudited)

NET INCOME (LOSS)                                       $(106,775)   $  92,713
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX

      Unrealized gain (loss) on marketable securities       1,972          748
                                                        ---------    ---------

COMPREHENSIVE INCOME (LOSS)                             $(104,803)   $  93,461
                                                        =========    =========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                      2003           2002
                                                                 --------------------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                             ($  106,775)   $    92,713
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for) operating activities:
          Depreciation and amortization                              331,504        290,731
          Changes in assets and liabilities, net
          of effects of acquisitions:
             Receivables                                             214,002        (70,827)
             Other current assets                                     12,043          6,907
             Accounts payable                                        100,772         51,356
             Accrued expenses                                       (610,255)      (225,129)
             Customer deposits                                       (78,273)        23,105
             Deferred revenue                                        (46,075)        57,642
                                                                 -----------    -----------

 Total adjustments                                                   (76,282)       133,785
                                                                 -----------    -----------

 Net cash provided by (used for) operating activities               (183,057)       226,498
                                                                 -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                              (583,944)       (86,628)
   Payments on notes receivable                                      207,848           --
   Decrease in sales-types leases                                     14,756          4,528
   Other assets                                                       51,644            117
                                                                 -----------    -----------

Net cash used for investing activities                              (309,696)       (81,983)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                             446,500         64,367
   Payments of long-term debt                                        (31,681)       (20,232)
   Purchase of treasury stock                                       (182,149)          --
                                                                 -----------    -----------

 Net cash provided by financing activities                           232,670         44,135
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                          (260,083)       188,650
   Balance, beginning of year                                      4,509,686      4,024,254
                                                                 -----------    -----------

   Balance, end of period                                        $ 4,249,603    $ 4,212,904
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

In the opinion of management, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2003 and March 31, 2002, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

Included in the consolidated financial statements for the quarter ended March 31, 2003 are two subsidiaries formed in January 2003, ASA Aircraft, LLC and Pilot Services, Inc. See Note 2 for a further discussion on these new subsidiaries.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.  New Long Term Debt

In January 2003, the Company co-signed and guaranteed a Promissory Note on behalf of a newly -formed 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note, and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The 5-year note with interest at prime (4.25% at March 31, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements.

In connection with the operations of the aircraft, the Company also formed a 100% owned subsidiary, Pilot Services, Inc. This entity handles all operations of the aircraft.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 3.  Earnings (Loss) per Share
         -------------------------

                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------    ----------

Numerator:
   Net earnings (loss)                                 $ (106,775)   $   92,173
                                                       ==========    ==========

Numerator for diluted earnings (loss) per share -
   income available to common shareholders             $ (106,775)   $   92,173
                                                       ==========    ==========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                              4,292,241     2,982,397

Effect of dilutive securities
   Employee stock options                                    --          41,008
                                                       ----------    ----------

Dilutive potential common shares
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                               4,292,241     3,023,405
                                                       ==========    ==========

Basic earnings (loss) per share                        $   (0.020)   $    0.031
                                                       ==========    ==========

Diluted earnings (loss) per share                      $   (0.020)   $    0.030
                                                       ==========    ==========

The following table summarizes securities which were outstanding as of March 31, 2003 and 2002 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                           Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------

Employee Stock Options                                   373,130         -

Note 4.  Stock Options
         -------------

At March 31, 2003, the Company has four stock based compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                      2003              2002
                                                      ----              ----

   Net earnings (loss)          As reported       $ (106,775)         $ 92,713
                                Pro forma           (120,474)           84,004
   Basic earnings (loss)
     per share                  As reported          $ (0.02)           $ 0.03
                                Pro forma              (0.03)             0.03
   Diluted earnings (loss)
     per share                  As reported          $ (0.02)           $ 0.03
                                Pro forma              (0.03)             0.03


Note 5.  Treasury Stock Transaction
         --------------------------

During the quarter ended March 31, 2003, the Company cancelled 738,000 shares of Treasury Stock valued at $1,575,006.

Note 6.  Notes Payable - Bank
         --------------------

In May 2003, the Company renewed through June 30, 2004, its revolving demand loan agreement with a bank for up to $1,500,000 which bears interest at prime plus 1/2%.

Note 7.  Employee Stock Ownership Plan
         -----------------------------

The Company recently established an Employee Stock Ownership Plan ("ESOP") effective January 1, 2003. The ESOP is designed to enable Company employees to accumulate ownership of Company stock. All employees on the payroll of the Company over the age of 21 and with at least 1,000 hours of Company service during a plan year are eligible to participate in the ESOP. The ESOP has a five-year cliff vesting, with credit given for service prior to the ESOP effective date. Benefits may be paid in a lump sum or installments, in Company stock, cash or a combination of both.

The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of May 14, 2003, no contributions have been made to the ESOP.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

    This Quarterly report on Form 10-Q contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's revenues, gross margins, acquisitions and expected cash flow. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: the risks associated with acquisitions; the ability of the Company to adapt to the rapid changes in the software industry and compete with companies with significantly greater financial and technical resources; the loss of executive officers and key personnel who are critical to the Company's business; the volume and timing of orders received during the period, which are difficult to forecast; the successful completion and sale of new products and enhancements to existing products; the availability of additional capital in the future and financial market volatility; and general economic and business conditions. Management believes these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Accordingly, there can be no assurances that any anticipated future results will be achieved and the forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                             Results of Operations

                              First Quarter of 2003
                                   compared to
                              First Quarter of 2002

                                               (000's omitted)
                               -------------------------------------------------
                                      Revenue              Increase / (Decrease)
                               --------------------        ---------------------
                                2003          2002         Amount     Percentage
                               ------        ------        -------    ----------

Product licenses               $  826        $  720        $  106         15%
Services                        3,219         2,415           804         33%
Computer and add-on hardware      250           319           (69)       (22%)
                               ------        ------        ------

   Net revenue                 $4,295        $3,454        $  841         24%
                               ======        ======        ======

During 2002, the Company completed the acquisition of two product lines. The revenues related to these product lines for the quarter ended March 31, 2003 are as follows:
                                                                    Revenue for
                                ASA             Acquisition       First Quarter
 Line Acquired From         Product Line            Date              of 2003
 ------------------         ------------            ----              -------

   CompuTrac, Inc.              Legal              August            $ 643,000
                                                    2002

PowerCerv Corporation      Manufacturing &        November             537,000
                            Distribution            2002
                                                                    ----------

                                                    Total           $1,180,000
                                                                    ==========

The product line acquired from CompuTrac, Inc. has been combined as part of the Company's Legal Systems product line which has been renamed Rainmaker Software product line. The product line acquired from PowerCerv Corporation remains as a separate manufacturing and distribution product line operating under the name of Verticent.


REVENUE
Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, e-Business management, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues increased by approximately $840,000, or 24%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. Revenue from existing businesses decreased by approximately $339,000, or 10% for the period ended March 31, 2003, when approximately $1,180,000 in revenue from the products acquired from CompuTrac and PowerCerv is excluded.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues increased by approximately $106,000, or 15%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. Product license revenues decreased for all product lines except for the tire dealer product line from the first quarter of 2002 when compared to the first quarter of 2003. Product license revenue from existing businesses decreased by approximately $91,000, or 13% for the period when approximately

$197,000 in product license revenue from the products acquired from CompuTrac and PowerCerv is excluded. The decrease in license revenue from the first quarter of 2002 to the first quarter of 2003 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $803,000, or 33%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. Services revenue from existing businesses decreased approximately $179,000, or 7% for the period when approximately $983,000 in services revenue from the products acquired from CompuTrac and PowerCerv is excluded. Service revenues decreases from the legal and e-Business Management product lines were partially offset by an increase in services revenue from the tire dealer product line for the first quarter of 2002 when compared to the first quarter of 2003. The decrease in service revenues from the Company's existing businesses was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $69,000, or 22%, for the quarter ended March 31, 2003, compared to the same quarter ended March 31, 2002. The decrease in hardware revenues was due to decreased hardware sales by the tire systems product line.


COST OF REVENUE

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $284,000, or 48%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The cost of product licenses and development increased for all existing product lines except for the e-Business management product from the first quarter of 2002 when compared to the first quarter of 2003. The increase also includes approximately $105,000 in cost from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in the period ended March 31, 2002. In addition, the cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $486,000, or 41%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The increase includes approximately $240,000 in cost of services from the newly acquired manufacturing and distribution software product line. The gross margin percentage for services for the period decreased from approximately 51% in 2002 to 48% in 2003. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products for the Company's tire dealer product line. Cost of hardware revenues decreased by approximately $50,000, or 21%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The gross margin percentage for hardware sales decreased to 23% for the quarter ended March 31, 2003, from 24% for the quarter ended March 31, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.

EXPENSES

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $167,000, or 24%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The change in marketing and sales expenses is comprised of an increase in expense of approximately $181,000 from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in 2002 period. This change was partially offset by an overall decrease in such expenses from the Company's existing businesses for the period ended March 31, 2003 compared to the period ended March 31, 2002.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $239,000, or 35%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The change primarily reflects the general and administrative expenses from the newly acquired manufacturing and distribution software produce line, and increased expenses related to corporate overhead and the time and legal systems product lines.

The net loss for the quarter ended March 31, 2003 was approximately $107,000, compared to net earnings of approximately $93,000 for the quarter ended March 31, 2002. The change results from a decrease in earnings from operations of approximately $286,000, and a decrease in license and management fees and other income net of approximately $141,000, partially offset by an increase in interest income net of approximately $103,000 and a decrease in income tax expense of approximately $124,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at March 31, 2003 of approximately $4,250,000, a decrease of approximately $260,000 from December 31, 2002. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at March 31, 2003. At March 31, 2003, the Company had approximately $25,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2002.

On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under the terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note at 1.81% per annum due in six months. The purchase price was increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement which was paid in the first quarter of 2003.

In January 2003, the Company co-signed and guaranteed a Promissory Note on behalf of a newly -formed 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note, and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The 5-year note with interest at prime (4.25% at March 31, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements.

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


 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Managements discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the allowance for doubtful accounts, software, acquired software and other acquired intangibles, the likelihood of the utilization of certain tax loss carry-backs and carry-forwards for certain of the transactions completed by the Company, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note A in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at March 31, 2003 was $2,012,119 net of an allowance of $200,967 and at December 31, 2002 was $2,240,877 net of an allowance for doubtful accounts of $188,949.

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

ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivables), bearing interest at a rate approximating prime plus .5%, which extends through June 30, 2003. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

                                     PART II

                                OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------
              10.1  Employee Ownership Stock Option Plan
              10.2  Employee Stock Ownership Trust
              99.1  Certification of Chief Executive officer.
              99.2  Certification of Chief Financial Officer.

         (b)  Reports on Form 8-K
              -------------------

         The Registrant filed one Current Report on Form 8-K during the quarter ended March 31, 2003. On February 11, 2003, the Registrant filed a Form 8-K/A reporting under Item 2 the completion of the purchase of substantially all of the assets of PowerCerv Corporation on December 1, 2002 through a wholly owned subsidiary.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ASA International Ltd.
                                        (Registrant)




05/15/03                                /s/Alfred C. Angelone
---------                               -------------------------------
(Date)                                  Alfred C. Angelone
                                        Chief Executive Officer






05/15/03                                /s/Terrence C. McCarthy
--------                                --------------------------------
(Date)                                  Terrence C. McCarthy
                                        Vice President, Secretary, and Treasurer