Form 10-Q
period 2003-06-30
ASA INTERNATIONAL LTD
filed 2003-08-07
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For Quarter Ended:                            Commission File Number:
      June 30, 2003                                      O-14741

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

Yes:    X         No:          .
    ---------        ----------

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:               No:    X    .
     ---------        ---------

As of June 30, 2003 there were 1,988,720 shares of Common Stock of the Registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
                                                      (Unaudited)
      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $ 3,181,712    $ 4,509,686
     Marketable securities                                 26,758         22,780
     Receivables:
          Trade-net                                     1,726,722      2,042,798
          Related parties                                  23,832         31,239
          Other                                            80,916        166,840
     Current portion of note receivable                   403,937        293,163
     Other current assets                                 740,622        443,075
                                                      -----------    -----------

TOTAL CURRENT ASSETS                                    6,184,499      7,509,581
                                                      -----------    -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                                 5,020,628      4,990,823
     Computer equipment                                 2,357,889      2,342,072
     Office furniture and equipment                     1,027,713      1,027,713
     Leasehold improvements                               115,846        115,846
     Vehicles and other                                 1,123,874        574,138
     Capital leases                                        85,266         85,266
                                                      -----------    -----------

                                                        9,731,216      9,135,858

    Accumulated depreciation and amortization           4,332,480      4,132,869
                                                      -----------    -----------

NET PROPERTY AND EQUIPMENT                              5,398,736      5,002,989
                                                      -----------    -----------

SOFTWARE
    (less cumulative amortization
    of $6,157,402 and $5,701,690 in 2002)               1,708,340      2,164,053

RECEIVABLES FROM RELATED PARTIES -
   net of current portion                                 301,287        338,931

NOTES RECEIVABLE - net of current portion               1,956,369      2,192,791

NOTE RECEIVABLE - related party                              --          175,000

GOODWILL                                                1,154,733      1,257,686

MARKETABLE SECURITIES                                     728,769           --

OTHER ASSETS                                            1,185,065      1,255,034
                                                      -----------    -----------

                                                      $18,617,798    $19,896,065
                                                      ===========    ===========

 See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,      December 31,
                                                             2003            2002
                                                             ----            ----
      LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)
CURRENT LIABILITIES:
     Notes payable - other                                      --     $     90,000
     Current maturities of long-term obligations             153,252        105,402
     Accounts payable                                        521,893        402,566
     Accrued expenses                                      1,610,053      2,093,120
     Accrued commissions                                     205,313        385,621
     Customer deposits                                       219,785        297,301
     Deferred revenue                                        924,055      1,179,563
                                                        ------------   ------------

TOTAL CURRENT LIABILITIES                                  3,634,351      4,553,573
                                                        ------------   ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                               3,931,622      3,596,237
                                                        ------------   ------------

DEFERRED INCOME TAXES                                        466,000        466,000
                                                        ------------   ------------

COMMITMENTS AND CONTINGENCIES


COMMON STOCK SUBJECT TO REPURCHASE                           458,033        533,031
                                                        ------------   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
       1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                         --             --
   Common stock, par value
        $.01 per share: Authorized, 8,000,000 shares;
        issued 2,485,477 and 2,921,280 shares;
        outstanding, 1,988,720 and 2,150,386 shares           24,855         29,213
   Additional paid-in capital                              6,957,059      8,830,972
   Retained earnings                                       4,903,330      5,260,095
   Accumulated other comprehensive loss:
   Unrealized gain (loss) on marketable securities            49,751         (6,120)
                                                        ------------   ------------

                                                          11,934,995     14,114,160

   Less treasury stock, at cost                            1,807,203      3,366,936
                                                        ------------   ------------

TOTAL SHAREHOLDERS' EQUITY                                10,127,792     10,747,224
                                                        ------------   ------------

                                                        $ 18,617,798   $ 19,896,065
                                                        ============   ============

 See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended
                                               June 30,
                                      ---------------------------
                                          2003            2002
                                      ---------------------------
                                             (Unaudited)
REVENUES
  Services                            $ 3,191,481     $ 2,506,056
  Product licenses                        650,832       1,217,567
  Computer and add-on hardware            253,882         515,560
                                      -----------     -----------

NET REVENUE                             4,096,195       4,239,183
                                      -----------     -----------

COST OF REVENUE
  Services                              1,623,495       1,202,970
  Product licenses and development        886,488         684,129
  Computer and add-on hardware            199,729         402,659
                                      -----------     -----------

TOTAL COST OF REVENUE                   2,709,712       2,289,758
                                      -----------     -----------

EXPENSES
  Marketing and sales                     818,785         684,767
  General and administrative              950,252         852,729
                                      -----------     -----------

TOTAL EXPENSES                          1,769,037       1,537,496
                                      -----------     -----------

EARNINGS (LOSS) FROM OPERATIONS          (382,554)        411,929

INTEREST INCOME (EXPENSE) - NET             4,818         155,747
OTHER INCOME (EXPENSE), NET                13,746          46,838
                                      -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES      (363,990)        614,514

INCOME TAXES                             (114,000)        276,000
                                      -----------     -----------

NET EARNINGS (LOSS)                   $  (249,990)    $   338,514
                                      ===========     ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $     (0.12)    $      0.23
                                      ===========     ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $     (0.12)    $      0.22
                                      ===========     ===========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           Six Months Ended
                                               June 30,
                                      --------------------------
                                          2003           2002
                                      --------------------------
                                              (Unaudited)
REVENUES
  Services                            $ 6,410,470    $ 4,921,889
  Product licenses                      1,477,233      1,937,403
  Computer and add-on hardware            503,656        834,805
                                      -----------    -----------

NET REVENUE                             8,391,359      7,694,097
                                      -----------    -----------

COST OF REVENUE
  Services                              3,285,533      2,379,299
  Product licenses and development      1,764,916      1,278,606
  Computer and add-on hardware            391,756        644,598
                                      -----------    -----------

TOTAL COST OF REVENUE                   5,442,205      4,302,503
                                      -----------    -----------

EXPENSES
  Marketing and sales                   1,690,106      1,389,481
  General and administrative            1,876,316      1,539,484
                                      -----------    -----------

TOTAL EXPENSES                          3,566,422      2,928,965
                                      -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS          (617,268)       462,629

INTEREST INCOME (EXPENSE) - NET            36,140         83,760
LICENSE FEE - DIVESTITURE                    --          100,000
MANAGEMENT FEE                               --          123,720
OTHER INCOME (EXPENSE), NET                62,363         13,118
                                      -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES      (518,765)       783,227

INCOME TAXES                             (162,000)       352,000
                                      -----------    -----------

NET EARNINGS (LOSS)                   $  (356,765)   $   431,227
                                      ===========    ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $     (0.17)   $      0.29
                                      ===========    ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $     (0.17)   $      0.28
                                      ===========    ===========


See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                     Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    ----------------------    ----------------------
                                      2003         2002         2003         2002
                                    ----------------------    ----------------------
                                         (Unaudited)                (Unaudited)
NET EARNINGS (LOSS)                 $(249,990)   $ 338,514    $(356,765)   $ 431,227
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Unrealized gain (loss) on
           marketable securities       53,899         (340)      55,871          408
                                    ---------    ---------    ---------    ---------

COMPREHENSIVE EARNINGS (LOSS)       $(196,091)   $ 338,174    $(300,894)   $ 431,635
                                    =========    =========    =========    =========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     2003           2002
                                                                 --------------------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                               ($356,765)   $   431,227
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for) operating activities:
          Depreciation and amortization                              655,958        582,043
          Changes in assets and liabilities, net
          of effects of acquisitions:
             Receivables                                             379,896       (455,066)
             Other current assets                                   (297,547)       (61,940)
             Accounts payable                                        119,330        238,269
             Accrued expenses                                       (663,378)       340,497
             Customer deposits                                       (77,516)        52,393
             Deferred revenue                                       (255,508)           870
                                                                 -----------    -----------

 Total adjustments                                                  (138,765)       697,066
                                                                 -----------    -----------

 Net cash provided by (used for) operating activities               (495,530)     1,128,293
                                                                 -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment-net                          (595,991)      (136,015)
   Additions to marketable securities                               (676,875)          --
   Payments on (additions to) notes receivable                       300,648       (858,197)
   Decrease in sales-types leases                                     29,513         26,760
   Other Assets                                                      210,565        751,635
                                                                 -----------    -----------

Net cash used for investing activities                              (732,140)      (215,817)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                             446,500         59,368
   Payments of long-term debt                                        (63,266)       (40,271)
   Purchase of treasury stock                                       (234,921)          --
   Decrease in other notes                                           (90,000)          --
   Cash paid in reverse split                                       (158,617)          --
                                                                 -----------    -----------

 Net cash provided by (used for) financing activities               (100,304)        19,097
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                        (1,327,974)       931,573
   Balance, beginning of period                                    4,509,686      4,024,254
                                                                 -----------    -----------

   Balance, end of period                                        $ 3,181,712    $ 4,955,827
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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2003 and June 30, 2002, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.  Forward Reverse Stock Split

On May 16, 2003, the stockholders of the Company approved a reverse/forward split of the Company's common stock which resulted in a one-for-two reverse split and a cash out of stockholders who owned fewer than 200 shares before the reverse/forward split. A total of approximately $159,000 was paid out for cashed out and fractional shares held which totaled approximately 71,600 post-split shares. All share and per share data appearing in the Company's Condensed Consolidated Financial Statements and Notes thereto have been retroactively restated to reflect the reverse stock split.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 3.  Earnings (Loss) per Share

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------   --------------------------
                                                       2003           2002          2003           2002
                                                   ------------   -----------   -----------    -----------
Numerator:
  Net earnings (loss)                              $  (249,990)   $   338,514   $  (356,765)   $   431,227

Numerator for diluted earnings (loss per share -
  income available to common shareholders          $  (249,990)   $   338,514   $  (356,765)   $   431,227

Denominator:
  Denominator for basic and diluted loss
  per share - Weighted average shares                2,044,452      1,491,199     2,092,472      1,491,199

Effect of dilutive securities:
  Employee stock options                                  --           23,023          --           21,822
                                                   -----------    -----------   -----------    -----------

Dilutive potential common shares
  Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed conversions                             2,044,452      1,514,222     2,092,472      1,513,021
                                                   ===========    ===========   ===========    ===========

Basic earnings (loss) per share                    $     (0.12)   $      0.23   $     (0.17)   $      0.29
                                                   ===========    ===========   ===========    ===========

Diluted earnings (loss) per share                  $     (0.12)   $      0.22   $     (0.17)   $      0.28
                                                   ===========    ===========   ===========    ===========

The following table summarizes securities which were outstanding as of June 30, 2003 and 2002 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                               Three Months Ended
                                                  June 30,
                                    -------------------------------------
                                         2003                  2002
                                    ----------------     ----------------

Employee Stock Options                 186,265                  -


Note 4.  Stock Options
         -------------

At June 30, 2003, the Company has four stock based compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                      Six Months Ended                   Six Months Ended
\                                                           June 30,                            June 30,
                                                 ---------------------------          -------------------------
                                                     2003              2002              2003            2002
                                                     ----              ----              ----            ----
Net earnings (loss)            As reported       $ (249,990)        $ 338,514         $(356,765)      $ 431,227
                               Pro forma           (274,566)          329,771          (397,816)        413,596
Basic earnings (loss)
  per share                    As reported          $ (0.12)           $ 0.23           $ (0.17)         $ 0.29
                               Pro forma              (0.13)             0.22             (0.19)           0.28
Diluted earnings (loss)
  per share                    As reported          $ (0.12)           $ 0.22           $ (0.17)         $ 0.28
                               Pro forma              (0.13)             0.22             (0.19)           0.27


Note 5.  Purchase of Omtool Shares

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This standard requires the following:

     o Securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     o Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     o Securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

Management has determined that the appropriate classification of its investments in marketable securities is as "available-for-sale" securities.

Pursuant to a Stock Purchase Agreement, dated as of May 23, 2003 (the "Agreement"), by and among the Company, Summit Investors III, L.P. and Summit Ventures IV, L.P. (the "Selling Stockholders"), the Company purchased an aggregate of 225,625 shares of Common Stock of Omtool Ltd., a Delaware corporation ("Omtool"), from the Selling Stockholders. The aggregate purchase price of the 225,625 shares of Common Stock was $676,875.

The Agreement provides that if within twelve (12) months of the date thereof the Company or any of its subsidiaries directly or indirectly acquires, enters into a letter of intent or definitive agreement or similar document to purchase, or otherwise agrees in writing to purchase (whether or not such transaction closes within such 12-month period), any shares of Common Stock of Omtool from Omtool or from a third party in a private or public transaction at a per share price (without giving effect to any stock split, stock dividend or other transaction affecting the Common Stock occurring after the date thereof) in excess of $3.00 per share (any such purchase or agreement, a "Purchase Event"), the Company shall pay to the Selling Stockholders as soon as reasonably possible, but not longer than within three (3) business days of the closing of the transaction contemplated by the Purchase Event by wire transfer of immediately available funds the "Additional Purchase Amount". For purposes of the Agreement, the Additional Purchase Amount paid to Selling Stockholders shall be the product obtained by multiplying (x) the difference obtained by subtracting $3.00 from the per share price paid by the Company in the Purchase Event (without giving effect to any stock split, dividend or other transaction affecting the Common Stock occurring after the date hereof), by (y) 50%, by (z) 225,625. The foregoing provisions shall not apply if at the time of such Purchase Event, the Common Stock is no longer registered pursuant to the Securities Exchange Act of 1934, as amended.

As of June 30, 2003, the Company owns approximately 13% of the shares of Common Stock of Omtool outstanding, based upon 1,746,113 shares of Common Stock outstanding, which is the total number of shares of Common Stock outstanding as of March 31, 2003 as reported in Omtool's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. The Company currently holds its interest in Omtool for investment purposes.

Note 6.  Employee Stock Ownership Plan
         -----------------------------

During the quarter ended June 30, 2003, the Company established an Employee Stock Ownership Plan ("ESOP") effective January 1, 2003. The ESOP is designed to enable Company employees to accumulate ownership of Company stock. All employees on the payroll of the Company over the age of 21 and with at least 1,000 hours of Company service during a plan year are eligible to participate in the ESOP. The ESOP has a five-year cliff vesting, with credit given for service prior to the ESOP effective date. Benefits may be paid in a lump sum or installments, in Company stock, cash or a combination of both.

The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of June 30, 2003, no contributions have been made to the ESOP.

Note 7.  Recently Issued Accounting Pronouncement
         ----------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Note 8.  Notes Receivable
         ----------------

As provided under the terms of the Note for $2,448,197.26, dated June 3, 2002, the borrower, CommercialWare, has elected to defer the July 2003 payment due under the Note. The payment, which totals $50,000, is to be paid by September 30, 2003, and is subject to a 5% penalty under the terms of the Note.


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

                              Results of Operations

                             Second Quarter of 2003
                                   compared to
                             Second Quarter of 2002


                               -------------------------------------------------
(000's omitted)                     Revenue               Increase / (Decrease)
                               -------------------       -----------------------
                                2003         2002        Amount       Percentage
                               ------       ------       -------      ----------
Services                       $3,191       $2,506       $  685            27%
Product licenses                  651        1,218         (567)          (47%)
Computer and add-on hardware      254          515         (261)          (51%)
                               ------       ------        ------

   Net revenue                 $4,096       $4,239       $ (143)           (3%)
                               ======       ======       ======        ======

During 2002, the Company completed the acquisition of two product lines. The revenues related to these product lines for the three and six months ended June 30, 2003 are as follows:

                                                                       Revenue
                                                           ----------------------------------
                            ASA           Acquisition      Three Months         Six Months
                            ---
 Line Acquired           Product Line        Date          ended June 30,      ended June 30,
 -------------           ------------        ----          --------------      --------------
    From                                                       2003                2003
    ----                                                       ----                ----

   CompuTrac, Inc.           Legal           August        $   561,000         $ 1,204,000
                                              2002

PowerCerv Corporation   Manufacturing &     November           477,000           1,014,000
                         Distribution         2002
                                                            ----------         -----------

                                              Total        $ 1,038,000         $ 2,218,000
                                                           ===========         ===========

The product line acquired from CompuTrac, Inc. has been combined as part of the Company's Legal Systems product line which has been renamed Rainmaker Software product line. The product line acquired from PowerCerv Corporation remains as a separate manufacturing and distribution software product line operating under the name of Verticent.

REVENUE

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, e-Business management, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $143,000, or 3%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Revenue from existing businesses decreased by approximately $1,118,000, or 28%, for the period ended June 30, 2003, when approximately $1,038,000 in revenue from the products acquired from CompuTrac and PowerCerv is excluded.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $685,000 or 27%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Services revenue from existing businesses decreased approximately $300,000, or 12% for the period when approximately $985,000 in services revenue from the products acquired from CompuTrac and PowerCerv is excluded. Service revenues decreased for all the Company's product lines for the second quarter of 2002 when compared to the second quarter of 2003. The decrease in service revenues from the Company's existing businesses was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $567,000 or 47%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Product license revenues decreased for all product lines from the second quarter of 2002 when compared to the second quarter of 2003. Product license revenue from existing businesses decreased by approximately $621,000, or 51% for the period when approximately $54,000 in product license revenue from the products acquired from CompuTrac and PowerCerv is excluded. The decrease in license revenue from the second quarter of 2002 to the second quarter of 2003 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $261,000, or 51%, for the three months ended June 30, 2003, compared to the same three months ended June 30, 2002. The decrease in hardware revenues was due to decreased hardware sales by the tire systems product line.


COST OF REVENUE

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $420,000, or 35%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The increase includes approximately $241,000 in cost of services from the newly acquired manufacturing and distribution software product line. The gross margin percentage for services for the period decreased from approximately 52% in 2002 to 49% in 2003. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $202,000, or 30%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The cost of product licenses and development increased for all existing product lines except for the e-Business management product from the second quarter of 2002 when compared to the second quarter of 2003. The increase also includes approximately $73,000 in cost from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in the period ended June 30, 2002. In addition, the cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products for the Company's tire dealer product line. Cost of hardware revenues decreased by approximately $203,000, or 50%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The gross margin percentage for hardware sales decreased to 21% for the three months ended June 30, 2003, from 22% for the three months ended June 30, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.


EXPENSES

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $134,000, or 20%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The change in marketing and sales expenses is comprised of an increase in expense of approximately $181,000 from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in 2002 period. This change, along with an increase in sales and marketing expenses for the legal and e-Business Management product lines was partially offset by a decrease in such expenses from the Company's tire systems product line for the three months ended June 30, 2003 compared to the similar period ended June 30, 2002.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $98,000, or 11%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The change primarily reflects the general and administrative expenses from the newly acquired manufacturing and distribution software produce line, and increased expenses related to corporate overhead and the legal systems product line.

The net loss for the three months ended June 30, 2003 was approximately $250,000, compared to net earnings of approximately $339,000 for the three months ended June 30, 2002. The change results from a decrease in earnings from operations of approximately $794,000, and a decrease in interest income-net and other income-net of approximately $184,000, which were partially offset by a decrease in income tax expense of approximately $390,000.

                              Results of Operations

                         Six Months Ended June 30, 2003
                                   compared to
                         Six Months Ended June 30, 2002

                                         --------------------------------------------------
(000's omitted)                                  Revenue             Increase / (Decrease)
                                         ----------------------     -----------------------
                                           2003           2002       Amount      Percentage
                                         --------       -------     --------     ----------
Services                                  $ 6,410       $ 4,922     $ 1,488          30%
Product licenses                            1,477         1,937        (460)        (24%)
Computer and add-on hardware                  504           835        (331)        (40%)
                                          -------       -------     --------

   Net revenue                            $ 8,391       $ 7,694     $   697           9%
                                          =======       =======     ========        =====

REVENUE

Net revenue. The Company's total revenues increased by approximately $697,000, or 9%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Revenue from existing businesses decreased by approximately $1,521,000 or 20% for the six months ended June 30, 2003, when compared to the same period in 2002 and approximately $2,218,000 in revenue from the products acquired from CompuTrac and PowerCerv is excluded.

Services. Service revenues increased by approximately $1,488,000, or 30%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Service revenue decreases for the legal and e-business systems product lines were partially offset by an increase in service revenues from the tire systems product line. The decrease in service revenues was due primarily to reduced client requirements for training and consulting services. Services revenue from existing businesses decreased approximately $474,000, or 10% for the period when approximately $1,968,000 in service revenue from the products acquired from CompuTrac and PowerCerv is excluded. A service revenue decrease from the e-Business Management product line was partially offset by an increase in services revenue from the tire dealer and legal systems for the six months ended June 30, 2003 when compared to the same period in 2002.

Product licenses. Software license revenues decreased by approximately $460,000, or 24%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Product license revenues increased for all product lines except for e-business management systems from the first six months of 2003 when compared to the first six months of 2002. Product license revenue from existing businesses decreased by approximately $712,000, or 37% for the period when approximately $54,000 in product license revenue from the products acquired from CompuTrac and PowerCerv is excluded. The decrease in license revenue for the six months ended June 30, 2003 compared to the same period in 2002 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Computer and add-on hardware. Hardware revenues decreased by approximately $331,000, or 40%, for the six months ended June 30, 2003, compared to the same six months ended June 30, 2002. The increase in hardware revenues from existing businesses was due primarily to increased hardware sales by the tire systems product line.


COST OF REVENUE

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $906,000, or 38%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase includes approximately $481,000 in cost of services from the newly acquired manufacturing and distribution software product line. The gross margin percentage for services for the period decreased to approximately 49% from 52% of revenue from services for the same period in 2002. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. Cost of software license revenues and development increased by approximately $486,000, or 38%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase includes approximately $178,000 in product license and development cost from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in the period ended June 30, 2002. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and add-on hardware. Cost of hardware revenues decreased by approximately $253,000, or 39%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase in dollar amount for the cost of hardware revenues was due to increased sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales decreased to 22% for the six months ended June 30, 2003, from 23% for the six months ended June 30, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.


EXPENSES

Marketing and sales. Marketing and sales expenses increased by approximately $301,000, or 22%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The change in marketing and sales expenses is comprised of an increase in expense of approximately $362,000 from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in 2002 period. This change, along with an increase in sales and marketing expenses for the legal product line was partially offset by a decrease in such expenses from the Company's tire systems and e-Business Management product lines for the six months ended June 30, 2003 compared to the similar period ended June 30, 2002.

General and administrative. General and administrative expenses increased approximately $337,000, or 22%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The change primarily reflects the general and administrative expenses from the newly acquired manufacturing and distribution software product line, and increased expenses related to corporate overhead and the legal systems product line.

The net loss for the six months ended June 30, 2003 was approximately $357,000, as compared to a net earnings of approximately $431,000 for the six months ended June 30, 2002. The change results from a decrease in earnings from operations of approximately $1,080,000, a decrease in license and management fees and other income-net of approximately $174,000 and a decrease in interest income-net of approximately $48,000, partially offset by a decrease in income tax expense of approximately $514,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at June 30, 2003 of approximately $3,182,000, a decrease of approximately $1,328,000 from December 31, 2002. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at June 30, 2003. At June 30, 2003, the Company had approximately $27,000 invested in marketable securities, which is approximately the same as the amount invested at December 31, 2002.

On May 23, 2003, as more fully described in Note 5 to the financial statements contained in this filing, the Company purchased 225,625 shares of common stock of Omtool Ltd. The aggregate purchase price of the shares was $675,875. The shares were purchased under a Stock Purchase Agreement with two third parties which requires that the Company pay, under certain conditions, an additional amount under a formula to the third parties should the Company subsequently purchase additional shares of Omtool stock.

On May 16, 2003, the Company's stockholders approved a reverse/forward split of the Company's common stock which resulted in a one-for-two reverse split and a cash out of stockholders who own fewer than 200 shares. A total of approximately $159,000 was paid out for cashed out and fractional shares, which totaled approximately 71,600 post-split shares.

In January 2003, the Company co-signed and guaranteed a Promissory Note on behalf of a newly -formed 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note, and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The 5-year note with interest at prime (4.25% at June 30, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements.

On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under the terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note at 1.81% per annum. The total amount due on this Note of approximately $90,800 was paid in June 2003. The purchase price was also increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement which was paid in the first quarter of 2003.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the allowance for doubtful accounts, software, acquired software and other acquired intangibles, the likelihood of the utilization of certain tax loss carry-backs and carry-forwards for certain of the transactions completed by the Company, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note A in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at June 30, 2003 was $1,831,468 net of an allowance of $250,335 and at December 31, 2002 was $2,240,877 net of an allowance for doubtful accounts of $188,949.

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

ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivables), bearing interest at a rate approximating prime plus .5%, which extends through June 30, 2004. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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


                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

On May 16, 2003, the Company held an Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

1. To elect six (6) members to the Board of Directors ("Proposal No. 1"). Nominees for Director were: (a) Alfred C. Angelone; (b) Chas B. Blalack; (c) Alan J. Klitzner, (d) William A. Kulok; (e) James P. O'Halloran; and (f) Robert
L. Voelk; and

2. To ratify and confirm the appointment of Sansiveri, Kimball and McNamee, LLP, as the independent auditors for the Company for the fiscal year ending December 31, 2003 ("Proposal No. 2").

3. To approve an amendment to the Restated Certificate of Incorporation of the Company to effect a reverse/forward split of the Company's common stock.

Of the 4,272,995 shares of the Company's Common Stock of record as of March 20, 2003 able to be voted at the Annual Meeting, a total of approximately 3,939,841 shares were voted, or approximately 92% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Proposals No. 1, No. 2 and No. 3 were adopted with the vote totals as follows:

                                                    Shares
                               Shares Vote          Voting
       Proposal                Voting For           Against          Withheld
       --------                ----------           -------          --------

Proposal No. 1

(a)  Alfred C. Angelone          3,814,210                            125,631
(b)  Chas B. Blalack             3,813,506                            126,335
(c)  Alan J.Klitzner             3,813,610                            126,231
(d)  William J. Kulok            3,813,610                            126,231
(e)  James P. O'Halloran         3,814,190                            125,651
(f)  Robert L. Voelk             3,814,210                            125,631

Proposal No. 2                   3,887,321            23,651           28,869

Proposal No. 3                   2,492,447           196,873         1,228,460


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a) Exhibits
        --------
         10.1 Office Building Lease between Colonnade Ashley and Verticent, Inc., dated June 1, 2003.
         31.1     Section 302 Certification of Chief Executive officer.
         31.2     Section 302 Certification of Chief Financial Officer.
         32.1     Section 906 Certification of Chief Executive Officer.
         32.2     Section 906 Certification of Chief Financial Officer.

     (b) Reports on Form 8-K
         -------------------

         The Registrant filed one Current Report on Form 8-K during the three months ended June 30, 2003. On May 23, 2003, the Registrant filed a Form 8-K reporting under Item 5 the purchase of an aggregate of 225,625 shares of Common Stock of Omtool Ltd., a Delaware corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ASA International Ltd.
                                    ----------------------
                                    (Registrant)




08/07/03                            /s/  Alfred C. Angelone
--------                            ---  ------------------
                                    Alfred C. Angelone
                                    Chief Executive Officer





08/07/03                            /s/ Terrence C. McCarthy
--------                            ------------------------
                                    Terrence C. McCarthy
                                    Vice President, Secretary, and Treasurer