Form 10-Q
period 2003-09-30
ASA INTERNATIONAL LTD
filed 2003-11-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        For Quarter Ended:                          Commission File Number:
        September 30, 2003                                  O-14741
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

Yes:  X      No:    .
     ---        ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:         No: X .
     ---        ---

As of September 30, 2003 there were 1,960,820 shares of Common Stock of the Registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,      December 31,
                                                             2003               2002
                                                        --------------      ------------
                                                         (Unaudited)
      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $ 3,373,047        $ 4,509,686
     Marketable securities                                      --               22,780
     Receivables:
          Trade-net of allowance for doubtful accounts
             of $206,000 in 2003 and $189,000 in 2002      1,487,024          2,042,798
          Related parties                                     42,694             31,239
          Other                                                2,046            166,840
     Current portion of note receivable                      446,478            293,163
     Other current assets                                    715,971            443,075
                                                         -----------        -----------

TOTAL CURRENT ASSETS                                       6,067,260          7,509,581
                                                         -----------        -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                                    5,020,628          4,990,823
     Computer equipment                                    2,376,897          2,342,072
     Office furniture and equipment                        1,027,713          1,027,713
     Leasehold improvements                                  115,846            115,846
     Vehicles and other                                    1,142,374            574,138
     Capital leases                                           93,146             85,266
                                                         -----------        -----------

                                                           9,776,604          9,135,858

    Accumulated depreciation and amortization              4,434,026          4,132,869
                                                         -----------        -----------

NET PROPERTY AND EQUIPMENT                                 5,342,578          5,002,989
                                                         -----------        -----------

SOFTWARE
    (less cumulative amortization
    of $6,385,258 in 2003 and $5,701,690 in 2002)          1,480,484          2,164,053

RECEIVABLES FROM RELATED PARTIES -
   net of current portion                                    259,505            338,931

NOTES RECEIVABLE - net of current portion                  1,823,468          2,192,791

NOTE RECEIVABLE - related party                                 --              175,000

GOODWILL                                                   1,113,795          1,257,686

MARKETABLE SECURITIES                                        902,500               --

OTHER ASSETS                                               1,170,770          1,255,034
                                                         -----------        -----------

                                                         $18,160,360        $19,896,065
                                                         ===========        ===========

 See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,         December 31,
                                                             2003                 2002
                                                       --------------         ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)

CURRENT LIABILITIES:
     Notes payable - other                              $       --            $     90,000
     Current maturities of long-term obligations             158,993               105,402
     Accounts payable                                        531,013               402,566
     Accrued expenses                                      1,630,368             2,093,120
     Accrued commissions                                     138,369               385,621
     Customer deposits                                       226,865               297,301
     Deferred revenue                                        879,153             1,179,563
                                                        ------------          ------------

TOTAL CURRENT LIABILITIES                                  3,564,761             4,553,573
                                                        ------------          ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                               3,902,019             3,596,237
                                                        ------------          ------------

DEFERRED INCOME TAXES                                        466,000               466,000
                                                        ------------          ------------
COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO REPURCHASE                           420,538               533,031
                                                        ------------          ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
       1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                         --                    --
   Common stock, par value
        $.01 per share: Authorized, 8,000,000 shares;
        issued 2,485,477 and 2,921,280 shares;
        outstanding, 1,960,820 and 2,150,386 shares           24,855                29,213
   Additional paid-in capital                              6,957,059             8,830,972
   Retained earnings                                       4,474,955             5,260,095
   Accumulated other comprehensive loss:
   Unrealized gain (loss) on marketable securities           225,625                (6,120)
                                                        ------------          ------------

                                                          11,682,494            14,114,160

   Less treasury stock, at cost                            1,875,452             3,366,936
                                                        ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                 9,807,042            10,747,224
                                                        ------------          ------------

                                                        $ 18,160,360          $ 19,896,065
                                                        ============          ============

 See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended
                                            September 30,
                                      --------------------------
                                          2003           2002
                                      --------------------------
                                      (Unaudited)
REVENUES
  Services                            $ 2,847,917    $ 2,821,426
  Product licenses                        580,303      1,006,204
  Computer and add-on hardware            237,601        390,381
                                      -----------    -----------

NET REVENUE                             3,665,821      4,218,011
                                      -----------    -----------

COST OF REVENUE
  Services                              1,598,993      1,436,438
  Product licenses and development        869,489        896,986
  Computer and add-on hardware            192,129        293,609
                                      -----------    -----------

TOTAL COST OF REVENUE                   2,660,611      2,627,033
                                      -----------    -----------

EXPENSES
  Marketing and sales                     726,053        747,816
  General and administrative              864,515        746,511
                                      -----------    -----------

TOTAL EXPENSES                          1,590,568      1,494,327
                                      -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS          (585,358)        96,651

INTEREST EXPENSE                         (108,188)       (72,009)
INTEREST INCOME                            68,303         88,125
OTHER INCOME (EXPENSE), NET                 2,868         25,405
                                      -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES      (622,375)       138,172

INCOME TAXES                             (194,000)        63,000
                                      -----------    -----------

NET EARNINGS (LOSS)                   $  (428,375)   $    75,172
                                      ===========    ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $     (0.22)   $      0.02
                                      ===========    ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $     (0.22)   $      0.02
                                      ===========    ===========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Nine Months Ended
                                              September 30,
                                      ----------------------------
                                           2003            2002
                                      ----------------------------
                                       (Unaudited)
REVENUES
  Services                            $  9,258,387    $  7,743,315
  Product licenses                       2,057,536       2,943,607
  Computer and add-on hardware             741,257       1,225,186
                                      ------------    ------------

NET REVENUE                             12,057,180      11,912,108
                                      ------------    ------------

COST OF REVENUE
  Services                               4,884,526       3,815,737
  Product licenses and development       2,634,405       2,175,592
  Computer and add-on hardware             583,885         938,207
                                      ------------    ------------

TOTAL COST OF REVENUE                    8,102,816       6,929,536
                                      ------------    ------------

EXPENSES
  Marketing and sales                    2,416,159       2,137,297
  General and administrative             2,740,830       2,285,995
                                      ------------    ------------

TOTAL EXPENSES                           5,156,989       4,423,292
                                      ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS         (1,202,625)        559,280

INTEREST EXPENSE                          (262,315)       (248,465)
INTEREST INCOME                            258,569         348,341
LICENSE FEE - DIVESTITURE                     --           100,000
MANAGEMENT FEE                                --           149,125
OTHER INCOME (EXPENSE), NET                 65,231          13,118
                                      ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES     (1,141,140)        921,399

INCOME TAXES                              (356,000)        415,000
                                      ------------    ------------

NET EARNINGS (LOSS)                   $   (785,140)   $    506,399
                                      ============    ============

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $      (0.38)   $       0.16
                                      ============    ============

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                $      (0.38)   $       0.15
                                      ============    ============

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                    ----------------------    ----------------------
                                       2003         2002         2003         2002
                                    ----------------------    ----------------------
                                          (Unaudited)               (Unaudited)

NET EARNINGS (LOSS)                 $(428,375)   $  75,172    $(785,140)   $ 506,399
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Unrealized gain (loss) on
           marketable securities      175,874       (2,074)     231,745       (1,666)
                                    ---------    ---------    ---------    ---------

COMPREHENSIVE EARNINGS (LOSS)       $(252,501)   $  73,098    $(553,395)   $ 504,733
                                    =========    =========    =========    =========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                      2003           2002
                                                                  -------------------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                             $  (785,140)   $   506,399
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for) operating activities:
          Depreciation and amortization                              985,360        918,659
          Changes in assets and liabilities, net
          of effects of acquisitions:
             Receivables                                             664,845       (129,117)
             Other current assets                                   (315,437)       175,318
             Accounts payable                                        128,447         26,836
             Accrued expenses and commissions                       (710,004)      (270,676)
             Customer deposits                                       (70,436)        98,545
             Deferred revenue                                       (300,410)      (160,168)
                                                                 -----------    -----------

 Total adjustments                                                   382,365        659,397
                                                                 -----------    -----------

 Net cash provided by (used for) operating activities               (402,775)     1,165,796
                                                                 -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment-net                          (641,378)      (185,692)
   Additions to marketable securities-net                           (647,975)          --
   Payments on (additions to) notes receivable                       433,549       (827,253)
   Decrease in sales-types leases                                     44,269         26,760
   Cash received in acquisition of CompuTrac                            --        1,956,812
   Cash paid for CompuTrac merger expenses                              --         (257,338)
   Other Assets                                                      307,580        787,305
                                                                 -----------    -----------

Net cash provided by (used for) investing activities                (503,955)     1,500,594
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                             446,500         64,367
   Payments of long-term obligations                                 (87,127)       (71,154)
   Cash paid to CompuTrac Shareholders                                  --       (1,425,408)
   Purchase of treasury stock                                       (340,665)          --
   Decrease in notes payable other                                   (90,000)          --
   Cash paid in reverse split                                       (158,617)          --
                                                                 -----------    -----------

 Net cash provided by (used for) financing activities               (229,909)    (1,432,195)
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                        (1,136,639)     1,234,195
   Balance, beginning of period                                    4,509,686      4,024,254
                                                                 -----------    -----------

   Balance, end of period                                        $ 3,373,047    $ 5,258,449
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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which were of a normal recurring nature, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2003 and September 30, 2002, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.


Note 2.  Forward Reverse Stock Split
         ---------------------------

On May 16, 2003, the stockholders of the Company approved a reverse/forward split of the Company's common stock which resulted in a one-for-two reverse split and a cash out of stockholders who owned fewer than 200 shares before the reverse/forward split. A total of approximately $159,000 was paid out for cashed out fractional shares held which totaled approximately 71,600 post-split shares. All share and per share data appearing in the Company's Condensed Consolidated Financial Statements and Notes thereto have been retroactively restated to reflect the reverse stock split. Other than the $159,000 noted above, the statement of cash flow excludes non-cash financing activities related to the forward reverse stock split.

Note 3.  Earnings (Loss) per Share

The weighted average number of common shares outstanding used in the computation of earnings (loss) per share is summarized as follows:

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                   --------------------------   ---------------------------
                                                        2003           2002          2003           2002
                                                   -------------  -----------   ------------   ------------
Numerator:
  Net earnings (loss)                              $  (428,375)   $    75,172   $  (785,140)   $   506,399

Numerator for diluted earnings (loss per share -
  income available to common shareholders          $  (428,375)   $    75,172   $  (785,140)   $   506,399

Denominator:
  Denominator for basic and diluted loss
  per share - Weighted average shares                1,982,407      3,795,644     2,053,010      3,255,480

Effect of dilutive securities:
  Employee stock options                                  --           18,854          --           36,195
                                                   -----------    -----------   -----------    -----------

Dilutive potential common shares
  Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed conversions                             1,982,407      3,814,498     2,053,010      3,291,675
                                                   ===========    ===========   ===========    ===========

Basic earnings (loss) per share                    $     (0.22)   $      0.02   $     (0.38)   $      0.16
                                                   ===========    ===========   ===========    ===========

Diluted earnings (loss) per share                  $     (0.22)   $      0.02   $     (0.38)   $      0.15
                                                   ===========    ===========   ===========    ===========

Earnings (loss) per share for prior years have been restated to reflect the forward/reverse stock split as discussed in Note 2.

The following table summarizes securities which were outstanding as of September 30, 2003 and 2002 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                           As of September 30,
                                         -----------------------
                                            2003          2002
                                         ---------     ---------

Employee Stock Options                    146,890          -

Note 4.  Stock Options
         -------------

At September 30, 2003, the Company has four stock based compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                   Three Months Ended           Nine Months Endedd
                                                      September 30,                September 30,
                                               -------------------------    ---------------------------

                                                    2003          2002           2003          2002
                                                    ----          ----           ----          ----
Net earnings (loss)           As reported      $  (428,375)   $   75,172    $  (785,140)   $   506,399
                              Pro forma           (452,949)       66,429       (850,764)       480,025
Basic earnings (loss)
  per share                   As reported      $     (0.22)   $     0.02    $     (0.38)   $      0.16
                              Pro forma              (0.23)         0.02          (0.41)          0.15
Diluted earnings (loss)
  per share                   As reported      $     (0.22)   $     0.02    $     (0.38)   $      0.16
                              Pro forma              (0.23)         0.02          (0.41)          0.15

Earnings (loss) per share for prior years have been restated to reflect the forward/reverse stock split as discussed in Note 2.

Note 5.  Purchase of Omtool Shares
         -------------------------

On May 23, 2003, the Company purchased 225,625 shares of common stock of Omtool Ltd. The aggregate purchase price of the shares was $676,875. The shares were purchased under a Stock Purchase Agreement with two third parties which requires that the Company pay, under certain conditions, an additional amount under a formula to the third parties should the Company subsequently purchase additional shares of Omtool stock. At the current time, no additional purchases of Omtool Ltd.'s common stock by the Company are contemplated. Mr. Robert Voelk, who is Chairman and CEO of Omtool Ltd., is a member of the Company's Board of Directors.

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

The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of September 30, 2003, no contributions have been made to the ESOP.

Note 7.  Sale of Office Building - Subsequent Event
         ------------------------------------------

On October 24, 2003, the Company completed the sale of its office facility at 615 Amherst Street, Nashua, NH. The 25,600 square foot building was sold for $2,300,000 in cash. Outstanding debt on the building including a prepayment penalty of approximately $960,000 was paid from the cash proceeds at the time of closing. The sale will result in a pretax gain for the Company of approximately $600,000, net of the prepayment penalty. The Company also signed a five-year lease for approximately 10,000 square feet of the facility currently occupied by its Tire Systems Group for annual lease expense of $153,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

This Quarterly report on Form 10-Q contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions in this document include statements that constitute forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's revenues, gross margins, acquisitions and expected cash flow. Important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements include: the risks associated with acquisitions; the ability of the Company to adapt to the rapid changes in the software industry and compete with companies with significantly greater financial and technical resources; the loss of executive officers and key personnel who are critical to the Company's business; the volume and timing of orders received during the period, which are difficult to forecast; the successful completion and sale of new products and enhancements to existing products; the availability of additional capital in the future and financial market volatility; and general economic and business conditions. Management believes these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date when made. There can be no assurance that any anticipated future results will be achieved. The forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                              Results of Operations

                              Third Quarter of 2003
                                   compared to
                              Third Quarter of 2002


                               -------------------------------------------------
(000's omitted)                       Revenue            Increase / (Decrease)
                               --------------------     ------------------------
                                2003          2002      Amount        Percentage
                               ------        ------     -------       ----------
Services                       $2,848        $2,821     $   27              1%
Product licenses                  580         1,006       (426)           (42%)
Computer and add-on hardware      238           391       (153)           (39%)
                               ------        ------     ------

   Net revenue                 $3,666        $4,218     $ (552)           (13%)
                               ======        ======     ======         ======

During 2002, the Company completed the acquisition of two product lines. The revenues related to these product lines for the three and nine months ended September 30, 2003 are as follows:

(000's omitted)                                                         Revenue
                                                          -----------------------------------

                                                            Three Months        Nine Months
     Line Acquired           ASA           Acquisition     ended Sept. 30,    ended Sept. 30,
         From            Product Line         Date              2003              2003
------------------------------------------------------          ----              ----

   CompuTrac, Inc.           Legal           August          $   602            $  1,806
                                              2002

      PowerCerv         Manufacturing &     November             436               1,451
     Corporation         Distribution         2002
                                                            ---------           --------

                                              Total          $ 1,038            $  3,257
                                                             =======            ========

The product line acquired from CompuTrac, Inc. has been combined as part of the Company's Legal Systems product line which has been renamed Rainmaker Software. The product line acquired from PowerCerv Corporation remains as a separate manufacturing and distribution software product line operating under the name of Verticent.

REVENUE
-------

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, e-Business management, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $552,000, or 13%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Revenue from existing businesses decreased by approximately $1,590,000, or 38%, for the period ended September 30, 2003, when approximately $1,038,000 in revenue from the products acquired from CompuTrac and PowerCerv is excluded.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $27,000 or 1%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Services revenue from existing businesses decreased approximately $913,000, or 32% for the period when approximately $940,000 in services revenue from the products acquired from CompuTrac and PowerCerv is excluded. Service revenues decreased for all the Company's product lines for the third quarter of 2003 when compared to the third quarter of 2002. The decrease in service revenues from the Company's existing businesses was due primarily to decreases in software license revenues which were accompanied by reduced client requirements for training and consulting services.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues decreased by approximately $426,000 or 42%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Product license revenues decreased for all product lines for the third quarter of 2003 when compared to the third quarter of 2002. Product license revenue from existing businesses decreased by approximately $524,000, or 52% for the period when approximately $98,000 in product license revenue from the products acquired from CompuTrac and PowerCerv is excluded. The decrease in license revenue from the third quarter of 2003 to the third quarter of 2002 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $153,000, or 39%, for the three months ended September 30, 2003, compared to the same three months ended September 30, 2002. The decrease in hardware revenues was due to decreased hardware sales by the tire systems product line.


COST OF REVENUE
---------------

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $163,000, or 11%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase includes approximately $257,000 in cost of services from the newly acquired manufacturing and distribution software product line. The gross margin percentage for services for the period decreased from approximately 49% in 2002 to 44% in 2003. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $27,000, or 3%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The cost of product licenses and development decreased for all existing product lines except for the legal systems product from the third quarter of 2002 when compared to the third quarter of 2003. The change in product license and development costs includes approximately $92,000 in cost from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in the period September 30, 2002. In addition, the cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products for the Company's tire dealer product line. Cost of hardware revenues decreased by approximately $101,000, or 35%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The gross margin percentage for hardware sales decreased to 19% for the three months ended September 30, 2003, from 25% for the three months ended September 30, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.


EXPENSES
--------

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $22,000, or 3%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The change in marketing and sales expenses is comprised of an decrease in expense of approximately $145,000 from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in 2002 period. This change was offset by a decrease in such expenses from all of the Company's other product lines for the three months ended September 30, 2003 compared to the similar period ended September 30, 2002.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased by approximately $118,000, or 16%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The change primarily reflects the general and administrative expenses from the newly acquired manufacturing and distribution software produce line, and increased expenses related to corporate overhead.

The net loss for the three months ended September 30, 2003 was approximately $428,000, compared to net earnings of approximately $75,000 for the three months ended September 30, 2002. The change results from a decrease in earnings from operations of approximately $682,000, and a decrease in interest income-net and other income-net of approximately $78,000, which were partially offset by a decrease in income tax expense of approximately $257,000.

                             Results of Operations

                      Nine Months Ended September 30, 2003
                                   compared to
                      Nine Months Ended September 30, 2002

                                 -----------------------------------------
(000's omitted)                        Revenue       Increase / (Decrease)
                                 -----------------   ---------------------
                                   2003      2002    Amount     Percentage
                                 -------   -------   -------    ----------
Services                         $ 9,258   $ 7,743   $ 1,515         19%
Product licenses                   2,058     2,944      (886)       (30%)
Computer and add-on hardware         741     1,225      (484)       (40%)
                                 -------   -------    -------

   Net revenue                   $12,057   $11,912   $   145          0%
                                 =======   =======   =======    ========

REVENUE
-------

Net revenue. The Company's total revenues increased by approximately $145,000 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Revenue from existing businesses decreased by approximately $3,112,000 or 27% for the nine months ended September 30, 2003, when compared to the same period in 2002 and approximately $3,257,000 in revenue from the products acquired from CompuTrac and PowerCerv is excluded.

Services. Service revenues increased by approximately $1,515,000, or 19%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Services revenue from existing businesses decreased approximately $1,555,000, or 20% for the period when approximately $2,907,000 in service revenue from the products acquired from CompuTrac and PowerCerv is excluded. Service revenue decreased for the Company's existing legal product lines. The decrease in service revenues was due primarily to reduced client requirements for training and consulting services.

Product licenses. Product license revenues decreased by approximately $886,000, or 30%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Product license revenues increased for all product lines except for e-business management systems from the first nine months of 2003 when compared to the first nine months of 2002. Product license revenue from existing businesses decreased by approximately $1,236,000, or 42% for the period when approximately $350,000 in product license revenue from the products acquired from CompuTrac and PowerCerv is excluded. The decrease in license revenue for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Computer and add-on hardware. Hardware revenues decreased by approximately $484,000, or 40%, for the nine months ended September 30, 2003, compared to the same nine months ended September 30, 2002. The decrease in hardware revenues from existing businesses was due to decreased hardware sales by the tire systems product line.


COST OF REVENUE
---------------

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $1,069,000, or 28%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase includes approximately $738,000 in cost of services from the newly acquired manufacturing and distribution software product line. The gross margin percentage for services for the period decreased to approximately 47% from 51% of revenue from services for the same period in 2002. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. Cost of software license revenues and development increased by approximately $459,000, or 21%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase includes approximately $271,000 in product license and development cost from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in the period ended September 30, 2002. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and add-on hardware. Cost of hardware revenues decreased by approximately $354,000, or 38%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The decrease was due to decreased sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales decreased to 21% for the nine months ended September 30, 2003, from 23% for the nine months ended September 30, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.


EXPENSES
--------

Marketing and sales. Marketing and sales expenses increased by approximately $279,000, or 13%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The change in marketing and sales expenses is comprised of an increase in expense of approximately $507,000 from the newly acquired manufacturing and distribution software product line for which there is no comparable amount in 2002 period. This change, along with an increase in sales and marketing expenses for the legal product line was partially offset by a decrease in such expenses from the Company's tire systems and e-Business Management product lines for the nine months ended September 30, 2003 compared to the similar period ended September 30, 2002.

General and administrative. General and administrative expenses increased approximately $455,000, or 20%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The change primarily reflects the general and administrative expenses from the newly acquired manufacturing and distribution software product line, and increased expenses related to corporate overhead and the legal systems product line.

The net loss for the nine months ended September 30, 2003 was approximately $785,000, as compared to net earnings of approximately $506,000 for the nine months ended September 30, 2002. The change results from a decrease in earnings from operations of approximately $1,762,000, a decrease in license and management fees and other income-net of approximately $197,000 and a decrease in interest income-net of approximately $104,000, partially offset by a decrease in income tax expense of approximately $771,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at September 30, 2003 of approximately $3,373,000, a decrease of approximately $1,137,000 from December 31, 2002. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000 which was available at September 30, 2003.

On October 24, 2003, the Company completed the sale of its office facility at 615 Amherst Street, Nashua, NH. The 25,600 square foot building was sold for $2,300,000 in cash with outstanding debt on the building including a prepayment penalty of approximately $960,000 paid from the cash proceeds at the time of closing. The sale will result in a pretax gain for the Company of approximately $600,000. The Company also signed a five-year lease for approximately 10,000 square feet of the facility currently occupied by its Tire Systems Group.

On May 23, 2003, the Company purchased 225,625 shares of common stock of Omtool Ltd. The aggregate purchase price of the shares was $676,875. The shares were purchased under a Stock Purchase Agreement with two third parties which requires that the Company pay, under certain conditions, an additional amount under a formula to the third parties should the Company subsequently purchase additional shares of Omtool stock. At the current time, no additional purchases of Omtool Ltd.'s common stock by the Company are contemplated. Mr. Robert Voelk, who is Chairman and CEO of Omtool Ltd., is a member of the Company's Board of Directors.

On May 16, 2003, the Company's stockholders approved a reverse/forward split of the Company's common stock which resulted in a one-for-two reverse split and a cash out of stockholders who own fewer than 200 shares. A total of approximately $159,000 was paid out for cashed out and fractional shares, which totaled approximately 71,600 post-split shares.

In January 2003, the Company co-signed and guaranteed a Promissory Note on behalf of a newly -formed 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note, and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The 5-year note with interest at prime (4.00% at September 30, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements.

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

The Company's future financial performance is also dependent in large part on the successful development, introduction, and customer acceptance of new and enhanced versions of its software products. Due to the rapid change in vendor hardware platforms, operating systems, and updated versions, the complexity and expense of developing, testing, and maintaining the Company's products have increased. The Company intends, as it has in the past, to fund this development primarily from its cash from operations and bank debt. There can be no assurance that these efforts will be successful or result in significant product enhancements.

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

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at September 30, 2003 was $1,531,764 net of an allowance of $205,506 and at December 31, 2002 was $2,240,877 net of an allowance for doubtful accounts of $188,949.

Revenue Recognition. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue is recognized when all of the following are met: pervasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed and determinable; and collectibility is probable. For multiple-element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple-element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant modification or customization, revenue is recognized on the percentage-of-completion method. Currently, the Company enters into very few such arrangements that require significant modifications or customization of its software.

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

Goodwill and other acquired intangibles. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's consolidated financial statements. As a result of the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company monitors, on a continuous basis, goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using discounted cash flow analysis, which requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. If actual results are not consistent with these assumptions and judgments, the Company could be exposed to a material impairment charge.

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

ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivables), bearing interest at a rate approximating prime plus .5%, which extends through September 30, 2004. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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


                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------
         31.1     Section 302 Certification of Chief Executive officer.
         31.2     Section 302 Certification of Chief Financial Officer.
         32.1     Section 906 Certification of Chief Executive Officer.
         32.2     Section 906 Certification of Chief Financial Officer.

     (b) Reports on Form 8-K
         -------------------
         The Registrant filed one Current Report on Form 8-K during the three months ended September 30, 2003. On November 5, 2003, the Registrant filed a Form 8-K reporting under Item 2, the sale of its office facility in Nashua, NH.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ASA International Ltd.
                                        ----------------------
                                            (Registrant)




11/14/03                                /s/Alfred C. Angelone
--------                                ---------------------
                                        Alfred C. Angelone
                                        Chief Executive Officer





11/14/03                                /s/Terrence C. McCarthy
--------                                -----------------------
                                        Terrence C. McCarthy
                                        Vice President, Secretary, and Treasurer