Form 10-K
period 2003-12-31
ASA INTERNATIONAL LTD
filed 2004-03-30
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the Fiscal Year Ended:                 Commission File Number:
           December 31, 2003                            O-14741
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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes:             No: X .
     ---            ---

    As of March 22, 2004, 1,914,157 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3,410,000.

                                     PART I
ITEM 1.     Business
            --------

GENERAL

Background
----------

    ASA International Ltd. (the "Registrant" or the "Company") provides networked automation systems and ongoing monthly support to approximately 780 businesses in North and South America. The Company designs and develops proprietary enterprise software for the following markets: tire dealer and retreader, law firms, system integrators and e-focused companies, and manufacturing and distribution companies. The Company installs its software on a variety of computers and networks, and various Unix/Open Systems hardware platforms, and provides implementation, education, custom development, and long-term software support to its customers.

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

      Tire Systems. Our tire systems procuct line consists of an integrated offering of systems and services designed specifically for the multi-user environments of today's tire and automotive after-market businesses. The Company markets its flagship products TireMax(R) and TirePro(R) and offers e-commerce and business-to-business services through eTireLink as well as ASP services. In 2003, a Business Intelligence data mining product called Analytix was released which interfaces to TireMax(R) and TirePro(R).

      Legal Systems. Our legal systems product line is offered under the name of RainMaker(TM), as a provider of integrated financial management, practice management, and business intelligence software solutions for law firms in the United States.

      Enterprise Software for Project-Based Organizations. Our enterprise application software product line consists of software designed exclusively for organizations that provide project-based services, such as value added resellers, systems integrators, software companies, technology consulting, professional services, and contract furnishing providers. Marketed under the name "Khameleon Software," the Company offers a modular suite of back-office and front-office software applications capable of processing all transactions and activities for the entire service delivery including; sales force automation, project accounting, contract management, sales and distribution, service desk, and financial management.

      Manufacturing and Distribution Systems. Our manufacturing and distribution systems product line consists of enterprise application software designed for small-to-medium size manufacturers and distributors. Marketed under the name "Verticent," the Company targets vertical industries where it has both experience and proven success, including metal service centers, metal fabricators, industrial machinery, outsourced manufacturers, and configure-to-order manufacturers.

    The Company, founded in 1969, was organized as a Massachusetts corporation on December 15, 1982 and was reincorporated as a Delaware corporation on May 5, 1986. As used in this Report, the term "Company" includes ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., ASA Tire Systems Inc., RainMaker Software, Inc. (formerly ASA Legal Systems, Inc.), Khameleon Software Inc., Verticent, Inc., ASA Aircraft LLC and Pilot Services, Inc. ASA Properties, Inc. is the sole and managing member of 10 Speen Street LLC, which is the owner of the Company's corporate headquarters.

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

International Trade and Transportation Systems Group
----------------------------------------------------

    On November 1, 2002, the Company and ASA Investment Partnership ("AIP"), a partnership between the Company and its Chief Executive Officer, exchanged their respective 5.49% and 10.51% membership interests in TradePoint Systems LLC ("TradePoint") for $400,000 and 332,799 shares of the Company's common stock, respectively (the "Exchange"). Also on November 1, 2002, the Company paid to TradePoint $400,000 in full satisfaction of certain of the Company's obligations to TradePoint pursuant to a lease by TradePoint from the Company of office space at the Company's Nashua, New Hampshire facility (the "Lease").

    In December 1996, the Company transferred substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Division to TradePoint in exchange for a 16% membership interest in TradePoint and a subordinated promissory note (the "Note") in the principal amount of $600,000 (the "1996 Transaction"). The remaining 84% interest in TradePoint is owned by the former President and a director of the Company and his spouse. In connection with the 1996 Transaction, the former President resigned from all of his positions with the Company. In exchange for his interest in TradePoint, the former President (i) contributed all of the 332,799 shares of common stock of the Company owned by him; (ii) assigned to the Company a 16% partnership interest in AIP; and (iii) canceled all of his options to purchase 245,000 shares of the Company's common stock. In October 2002, the Company transferred a 10.51% membership interest in TradePoint to AIP.

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

CompuTrac, Inc.
---------------

    On August 1, 2002, the Company and CompuTrac, Inc., a Texas corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 685,340 shares of ASA Common Stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. The final number of shares issued totaled 682,335 due to approximately 3,000 in shares not issued to dissenting former CompuTrac shareholders. CompuTrac shareholders received .20648 shares of ASA common stock and approximately $.2156 in cash for each share of CompuTrac common stock held at the time of the merger. Since the sum of the amounts assigned to the assets acquired and the liabilities assumed exceeded the cost of CompuTrac, the excess over cost was allocated as a pro rata reduction of the amounts that otherwise would be assigned to all of the acquired assets. The excess over cost was approximately $1,096,389, computed using a purchase price of $3,219,231.

    The purchase price is based on a value of $2.70 per share for the 222,213 shares covered under the Stock Repurchase Agreement and a value of approximately $2.02 for the 460,223 remaining shares issued. The $2.02 value for these shares is based on the closing price of ASA's stock as of the merger date of August 1, 2002. Identified intangible assets, consisting principally of software, which totaled approximately $941,000 after the pro rata reduction of the amounts that otherwise would be assigned, will be amortized over an estimated life of five years. The merger followed the approval of the transaction by the shareholders of each company in July 2002.

      The share/per share amounts for the merger have been restated to reflect the May 30, 2003 reverse/forward split of the Company's common stock.

PowerCerv Corporation
---------------------

    On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note at 1.81% per annum due in six months. The purchase price was increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement. The closing of the transaction was completed after the approval of the transaction by the shareholders of PowerCerv. The net assets acquired consisting of approximately $1,114,000 of goodwill, $232,000 of software, $360,000 of other assets, and the assumption of approximately $1,019,000 of liabilities were recorded at their fair values.

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

Tire Systems
------------

      The Company provides integrated hardware and software multi-user solutions on Sun, and Hewlett-Packard Unix/Linux-based systems to independent tire dealers, wholesalers, and retreaders in the United States, Canada and Latin America for Business-to-Business ("B2B") via the Internet, point-of-sale, work orders, inventory control, purchasing, and accounting functions. The systems range in price between $25,000 and $300,000.

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

      Within this operating group, the Company also continues to maintain, upgrade, and support legacy manufacturing management and control and accounting software based primarily on the Digital (HP) hardware platform.

Legal Systems
-------------

      The Company provides integrated financial management, practice management, and business intelligence systems for mid-large size law firms throughout the United States. The Company's RainMaker Platinum products are a fully integrated suite of legal specific applications designed to run on PC networks. The products are written using Microsoft development tools and Microsoft relational database technology. Systems range in price between approximately $50,000 and $200,000.

      The Company entered the legal systems marketplace in June 1991 by acquiring Quorum Legal Systems of Plymouth Meeting, Pennsylvania from Control Data Corporation. In January 1992, the Company acquired the fixed assets of Legal Data Systems of Boston, Massachusetts. In November 1994, the Company acquired certain software products of Precedent Technologies, Inc., of New Hope, Pennsylvania. In July 1999, the Company acquired substantially all of the assets of Chase Technologies, Inc., of Washington Crossing, Pennsylvania. In August 2002, the Company completed the merger with CompuTrac, Inc., of Richardson, Texas.

Enterprise Software for Project-Based Organizations.
----------------------------------------------------

      Marketed under the name Khameleon Software, the Company's products are designed exclusively for organizations that provide project-based services. Khameleon offers a modular suite of applications, including sales force automation, project accounting, contract management, sales and distribution, service desk, and financial management. Khameleon's products run exclusively on Oracle's premier database technology. Systems range in price from approximately $50,000 to $200,000.

     The Company entered this market in November 1999 when it acquired Design Data Systems Corporation of Clearwater, Florida.

Manufacturing and Distribution Systems.
---------------------------------------

      Marketed under the name Verticent the Company provides a comprehensive enterprise business system designed for the unique needs of small-to-medium size manufacturers and distributors. Incorporating enterprise resource planning, customer relationship management, e-business, and business intelligence solutions, the Verticent enterprise business system is designed to leverage up-to-date technology for a flexible, comprehensive, yet affordable, system which can be implemented quickly, and which can be administered with minimal resources. Systems range in price from approximately $50,000 to $250,000.

     The Company entered the Manufacturing and Distribution Systems market in December 2002 when it acquired substantially all of the assets of PowerCerv Corporation of Tampa, Florida.

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

    Marketing to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. In the tire, legal, project-based services, and manufacturing and distribution applications software markets served by the Company, the total markets are well defined through the respective industry and professional organizations. In these markets, trade shows and direct contacts are used to determine how prospects are satisfying their information processing requirements.

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

    The Company believes that its customer base presents continuing opportunities for sales of additional software and services. The Company's products and services generally become an integral part of the customer's business. As a result, the quality of customer support is essential in selling to existing customers.

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

Revenue by Product Line
-----------------------

    During the fiscal years ended December 31, 2003, 2002, and 2001, the Company's revenue by product line was approximately as follows:

                                        2003                           2002                           2001
                                        ----                           ----                           ----
Product Line                Revenue             %           Revenue             %           Revenue            %
------------                -------            ---          -------            ---          -------           ---
Tire Systems              $ 6,625,000           41%       $ 8,438,000          53%       $ 6,852,000           47%
Legal Systems               5,385,000           34%         4,567,000          28%         3,416,000           23%
Project-Based
   Services Systems         2,019,000           13%         2,913,000          18%         4,477,000           30%
Manufacturing and
   Distribution Systems     1,887,000           12%           138,000           1%                --           --
                          -----------          ---        -----------         ---        -----------          ---
                          $15,916,000          100%       $16,056,000         100%       $14,745,000          100%
                          ===========          ===        ===========         ===        ===========          ===

Backlog
-------

    Set forth below is information concerning the Company's backlog at December 31, 2003 and 2002, respectively:

                                                    Backlog at December 31,
                                                    -----------------------

                                           2003                                2002
                                           ----                                ----
                                                   Support                            Support
Product Line                         Total        Contracts           Total          Contracts
------------                         -----        ---------           -----          ---------
Tire Systems/Legacy Products    $  3,700,000    $  2,900,000      $  3,100,000     $  2,700,000
Legal Systems                      3,700,000       3,200,000         3,900,000        3,600,000
Project-based Services Systems     1,100,000       1,100,000         1,400,000        1,300,000
Manufacturing and
   Distribution Systems              900,000         900,000           500,000          500,000
                                -------------   -------------     -------------    -------------

                                $  9,400,000    $  8,100,000      $  8,900,000     $  8,100,000
                                =============   =============     =============    =============


    The Company expects that all of the backlog existing at December 31, 2003 will be filled in fiscal year 2004. Support contracts are generally cancelable by the Company or the Company's customers upon 90 days prior written notice.

Competition
-----------

    The Company has five main competitors in the Tire Market: MaddenCo, CarParts, Quality Design Systems (QDS), Signal, and Goodyear. A new entrant to the market, TireWare, is developing a browser based application for Point-of-Sale. MaddenCo has a mature client base and is not growing or losing customers at a significant rate. QDS is owned by Bandag, Incorporated (NYSE ticker symbol: BDG). QDS focuses primarily on the low end (single-location) dealerships and has recently begun to offer the product to prospects with multiple locations. Signal has a legacy base of clients that they maintain. Goodyear has both company owned and independent dealers operating on their system. The Company believes that the principal competitive factors are initial price, ongoing cost of ownership, ease of startup, and overall customer satisfaction. The Company believes it competes favorably with respect to all of these factors.

    The Legal Systems market is highly competitive. The Company's primary competitors for legal systems are CMS/DATA Corp., Elite Data Processing, Juris, Prolaw, Omega, and Provantage. The Company believes that the principal competitive factors in the legal systems business are: vendor reputation and references; the ability to provide 32 bit client/server products with a GUI front end and MS SQL Server back end; the ability to easily interface with other Windows-based applications; the ability to run both the "front-office" and the "back-office" applications on a single network; product reliability; and the quality of professional services and support. The Company believes it competes favorably with respect to all of these factors.

    The Enterprise Software market for Project-based Organizations is highly competitive. The primary competitors for the Company's Khameleon product line are SOFTRAX, Microsoft Great Plains, Microsoft Navision, Oracle, Deltek, and Lawson. The Company believes the principal competitive factors for these systems are: cost; name recognition; the quality of professional services and support; and the ability to manage the complex business processes associated with project accounting, contract management, and revenue recognition. While the Company believes it competes favorably with respect to most of these factors, it has embarked on a marketing campaign to increase the visibility of its product in the marketplace. This campaign includes the use of telemarketing, email broadcasting, search engine optimization, on-line advertising, and public relations.

    The Enterprise Software market for small-to-medium size Manufacturers and Distributors is intensely competitive. The primary competitors for the Company's Verticent product line include Axis Computer Systems, Invera, Metalware, Lilly Software, Made2Manage, Epicor, and Microsoft Navision. The Company believes the principal competitive factors for these systems are cost, name recognition, the quality of professional services and support, and the ability to manage the complex business processes faced by Verticent's targeted vertical industries, including rules-based order configuration, dimensional variability, cut optimization, mill test reporting, remnant inventory, electronic data interchange, and landed cost, among others. While the Company believes it competes favorably with respect to most of these factors, it has embarked on a marketing campaign to increase the visibility of its product in the marketplace. This campaign includes the use of telemarketing, email broadcasting, search engine optimization, print and on-line advertising, and public relations.

New Accounting Pronouncements
-----------------------------

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

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

Employees
---------

    As of December 31, 2003, the Company had 110 full time employees. Of these employees, 8 are executive officers or senior managers, 14 are engaged in marketing and sales, 49 in customer support and training, 23 in product/custom development or engineering and 16 in general and administrative positions. The Company's ability to develop, market and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. The Company believes that it has been successful to date in attracting skilled personnel critical to its business. No employees are covered by collective bargaining agreements. Management of the Company believes that its relationship with its employees is satisfactory.

Financial Information about Geographic Areas
--------------------------------------------

    See Item 15(a)1, Note I, in the Company's Notes to Consolidated Financial Statements.

ITEM 2.    Properties
           ----------

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

    In October 2003, the Company sold its 25,600 square foot office building in Nashua, New Hampshire for $2,300,000 in cash. Approximately $960,000 of the proceeds was used to satisfy mortgage loan obligations for the building. The sale resulted in a pretax gain of approximately $650,000. Concurrent with the sale of the building, the Company signed a five-year lease for approximately 10,000 square feet of the building currently used by the Tire Systems product line for office space.

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

The Company maintains the following additional offices:

       Location             Monthly Rent      Current           Date of Lease
       --------             ------------     Office Area          Expiration
                                             -----------          ----------

Blue Bell, Pennsylvania      $ 13,786        9,667 s.f.        January 31, 2006

Kirkland, Washington         $  6,190        3,720 s.f.        October 31, 2006

Nashua, New Hampshire        $ 12,739       10,191 s.f.        October 31, 2008

Tampa, Florida               $ 16,819       12,232 s.f.        December 31, 2008

ITEM 3.    Legal Proceedings
           -----------------

      Various legal actions arising in the normal course of business have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security-Holders
           ---------------------------------------------------

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 2003, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.    Market for Company's Common Equity and Related Stockholder Matters

    The Common Stock of ASA International Ltd. is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ASAA. The table below indicates the high and low sales prices of the Company's Common Stock during 2002 and 2003:

    Calendar Year 2002              Low              High
    ------------------              ---              ----

      First Quarter                 $2.46            $3.24
      Second Quarter                $2.20            $2.90
      Third Quarter                 $1.50            $3.00
      Fourth Quarter                $1.56            $2.40

    Calendar Year 2003              Low               High
    ------------------              ---               ----

      First Quarter                 $1.78            $2.90
      Second Quarter                $1.50            $2.46
      Third Quarter                 $1.94            $2.40
      Fourth Quarter                $2.15            $3.21

    These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. There were 383 holders of record of the Company's outstanding Common Stock as of March 22, 2004. Each holder of Common Stock is also the holder of a Preferred Stock Purchase Right which entitles the holder to purchase one one-hundredths of a share of Series A Junior Participating Preferred Stock of the Company for each share of Common Stock held by such person upon satisfaction of certain conditions set forth in the Company's Shareholders Rights Plan.

    Under the terms of a share repurchase program authorized by the Company's Board of Directors in June 1990, August 1998, July 1999, January 2000, October 2000 and November 2002, the Company is authorized to repurchase up to $2,750,000 of its Common Stock. In 2003, the Company repurchased shares under the program in the months indicated as follows:

     2003             Number of Shares      Per Share Purchase Price
     ----             ----------------      ------------------------

     April                 2,750                   $2.12
     May                   4,350                    2.17
     August               22,700                    2.19
     September             5,200                    2.19
     October               5,000                    2.19

     As of December 31, 2003, the Company may still repurchase up to approximately $500,000 of its Common Stock under the program. Although it is not obligated to do so, the Company may continue to repurchase shares of Common Stock when market conditions for the purchase of its stock meet its requirements.

     During 2002 and 2003, the Company purchased 23,148 and 55,548 shares respectively, of its stock at $2.70 per share under the Stock Repurchase Agreement related to the CompuTrac acquisition. Also during 2003, the Company purchased 3,392 shares at $2.10 per share from a shareholder.

    All share/per share amounts reflect the May 30, 2003, reverse/forward split of the Company's common stock.

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

ITEM 6.    Selected Consolidated Financial Data
           ------------------------------------
           (in thousands, except per share amounts)

    The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The statement of operations data for the years ended December 31, 2003, 2002, and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from and qualified by reference to the consolidated financial statements and notes thereto included herein and audited by Sansiveri, Kimball & McNamee L.L.P., the Company's independent certified public accountants, as set forth in their report and also included elsewhere herein. The statement of operations for the years ended December 31, 2000, and 1999, and the balance sheet data as of December 31, 2000, and 1999 are derived from financial statements audited by BDO Seidman, LLP, the Company's then independent certified public accountants.

    The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information in the consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                (000's omitted)
                                                            Years Ended Decdmber 31,
                                                            ------------------------
                                       2003          2002           2001           2000          1999
                                       ----          ----           ----           ----          ----
Operating Data:                                      (a)                          (b) (c)       (d)(e)
Revenues                            $ 15,916      $ 16,056       $ 14,745       $ 19,633      $ 25,623
Costs of Revenue, Expenses and
   Other Income and Expenses
   excluding income tax expense       16,847        15,383         15,194         19,349        21,534
Earnings (Loss)
   from Operations                    (1,647)          295           (931)        (5,242)          491
Net Earnings (Loss)                     (515)          408           (309)            29         2,167

Basic Earnings (Loss) per
   Common Share                      $ (0.25)       $ 0.12        $ (0.10)        $ 0.01        $ 0.67
Diluted Earnings (Loss) per
   Common Share                      $ (0.25)       $ 0.11        $ (0.10)        $ 0.01        $ 0.63

Balance Sheet Data:                    2003          2002           2001           2000          1999
                                       ----          ----           ----           ----          ----

Total Assets                        $ 17,799      $ 19,896       $ 16,748       $ 18,601      $ 27,870
Long-Term Obligations                  3,210         3,596          3,661          3,744         3,915
Long-Term Liabilities - other            830           999            709            725           769
Shareholders' Equity                  10,437        10,747          9,405          9,716        10,240

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

    (b) Includes the pretax gain on the sale in September 2000 of ASA Italy (formerly Cedes) of $14,000. ASA Italy's revenues were $3,513,000, $2,898,000, and $1,326,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

    (c) Includes the pretax gain on the sale in August 2000 of SmartTime Software of $6,716,000. SmartTime's revenues were $5,890,000 and $2,915,000 for the years ended December 31, 1998 and 1999, respectively.

    (d) Includes the pretax gain on the sale in March 1999 of CommercialWare of $3,824,000. CommercialWare's revenues were $10,776,000 for the year ended December 31, 1998.

    (e) Includes the continuing operations of Design Data Systems Corporation from the date of its acquisition on November 4, 1999.


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


RESULTS OF OPERATIONS

Comparison of 2003 to 2002

                                                   (000's omitted)
                               -------------------------------------------------------
                                        Revenue                  Increase/(Decrease)
                               -------------------------    --------------------------
                                  2003            2002           Amount     Percentage
Services                       $ 12,169        $ 10,916         $ 1,253        11%
Product licenses                  2,782           3,606            (824)      (23)%
Computer and add-on hardware        965           1,534            (569)      (37)%
                               ---------    ------------    ------------   -----------
Total Revenue                  $ 15,916        $ 16,056          $ (140)      (1)%
                               =========    ============    ============   ===========

During 2002, the Company completed the acquisition of two product lines. The revenues related to these product lines for the year ended December 31, 2003 and 2002 were as follows:

                                                                      Revenue           Revenue
                               ASA             Acquisition              for               for
 Line Acquired From        Product Line           Date                  2003              2002
 ------------------        ------------           ----                  ----              ----
   CompuTrac, Inc.            Legal            August 2002         $  2,504,000        $  699,000

PowerCerv Corporation    Manufacturing &      November 2002           1,887,000           138,000
                           Distribution                            ------------        ----------
                                                  Total            $  4,391,000        $  837,000
                                                                   ============        ==========

REVENUE

Total Revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, project-based services, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $140,000 for the year ended December 31, 2003, compared to the year ended December 31, 2002. Revenue from existing businesses (which excludes the effect in 2002 and 2003 of PowerCerv) decreased by approximately $1,888,000 or 12% for the year ended December 31, 2003, when compared to the same period in 2002 and approximately $1,887,000 and $138,000 in revenue from the products acquired from PowerCerv for the years ended December 31, 2003 and December 31, 2002, respectively, is excluded.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $1,253,000, or 11%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Services revenue from existing businesses decreased approximately $323,000, or 3% for the period when approximately $1,714,000 and $138,000 in service revenue from the products acquired from PowerCerv for the years ended December 31, 2003 and December 31, 2002, is excluded. Service revenue decreased for the Company's tire and project-based services systems product lines. The decrease in service revenues was due primarily to reduced client requirements for training and consulting services.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Product license revenues decreased by approximately $824,000, or 23%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Product license revenues decreased for all product lines except for project-based services systems from the year ended December 31, 2003 when compared to the year ended December 31, 2002. Product license revenue from existing businesses decreased by approximately $996,000, or 28% for the period when approximately $172,000 in product license revenue from the products acquired from PowerCerv is excluded. The decrease in license revenue for the year ended December 31, 2003 compared to the same period in 2002 was primarily attributable to overall continuing economic uncertainty and a persisting delay in decisions by customers to make expenditures on information technology.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $569,000, or 37%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The decrease in hardware revenues from existing businesses was due to decreased hardware sales by the tire systems product line. Clients are electing to use third party sources for their hardware needs as price competition continues to increase.

COST OF REVENUE

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $1,101,000, or 20%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase includes approximately $957,000 in cost of services from the newly acquired manufacturing and distribution software product line. The gross margin percentage for services for the period decreased to approximately 46% from 50% of revenue from services for the same period in 2002. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $200,000, or 6%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Expenses from existing businesses decreased by $83,000 or 3% when approximately $347,000 and $65,000 in license revenue and development expenses for the newly acquired manufacturing and distribution software product line for the years ended December 31, 2003 and 2002, respectively, are excluded. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and Add-on Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $390,000, or 34%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The decrease was due to decreased sales of hardware products by the Company's tire systems product line. The gross margin percentage for hardware sales decreased to 20% for the year ended December 31, 2003, from 24% for the year ended December 31, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.


EXPENSES

Marketing and Sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $150,000, or 7%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Sales and marketing expenses from existing businesses decreased by $473,000, or 16%, when approximately $665,000 and $42,000 in expenses for the newly acquired manufacturing and distribution systems product line for the years ended December 31, 2003 and 2002, respectively, are excluded. This change, along with an increase in sales and marketing expenses for the legal product line was partially offset by a decrease in such expenses from the Company's tire systems and project-based services product lines for the year ended December 31, 2003 compared to the similar period ended December 31, 2002.

General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased approximately $570,000, or 18%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The change primarily reflects the general and administrative expenses from the newly acquired manufacturing and distribution software product line, a decrease in rental income along with increased operating costs for the Company's real estate operations, and increased expenses related to corporate overhead and the legal systems product line.

OTHER INCOME

Gain on Sale of Building. In October 2003, the Company sold its 25,600 square foot office building in Nashua, New Hampshire for $2,300,000 in cash. Approximately $960,000 of the proceeds was used to satisfy mortgage loan obligations for the building. The sale resulted in a pretax gain of approximately $654,000.

The net loss for the year ended December 31, 2003 was approximately $515,000, as compared to net earnings of approximately $408,000 for the year ended December 31, 2002. The change results from a decrease in earnings from operations of approximately $1,942,000, a decrease in license and management fees and other income-net of approximately $210,000 and a decrease in interest income-net of approximately $106,000, partially offset by the gain on the sale of building of approximately $654,000 and a decrease in income tax expense of approximately $681,000.

Comparison of 2002 to 2001

                                                      (000's omitted)
                                 -----------------------------------------------------------
                                           Revenue                    Increase/(Decrease)
                                 ----------------------------    ---------------------------
                                      2002            2001           Amount       Percentage
Services                            $ 10,916        $ 10,139           $ 777        8%
Product licenses                       3,606           3,395             211        6%
Computer and add-on hardware           1,534           1,211             323        27%
                                 ------------    ------------    ------------
Total Revenue                       $ 16,056        $ 14,745         $ 1,311        9%
                                 ============    ============    ============

During 2002, the Company completed the acquisition of two product lines. The revenues related to these product lines for the year ended December 31, 2002 are as follows:


                                   ASA                                 Revenue
                                   ---            Acquisition            for
  Line Acquired From          Product Line            Date               2002
  ------------------          ------------            ----               ----

   CompuTrac, Inc.                Legal              August           $ 699,000
                                                      2002

PowerCerv Corporation        Manufacturing &        November            138,000
                              Distribution            2002
                                                                   -------------
                                                      Total           $ 837,000
                                                                   =============

The product line acquired from CompuTrac, Inc. has been combined as part of the Company's Legal Systems product line which has been renamed Rainmaker Software. The product line acquired from PowerCerv Corporation remains as a separate manufacturing and distribution product line from the Company which has been named Verticent.


REVENUE

Total Revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, project-based services, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues increased by approximately $1,311,000, or 9%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Revenues for the year ended December 31, 2002 include approximately $699,000 and $138,000 in revenue from CompuTrac, Inc., and Verticent (formerly PowerCerv Corporation), respectively.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $777,000, or 8%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Service revenues increased for all product lines except the project-based services product line for the year ended December 31, 2002 when compared to the same period in 2001. The increase in service revenues was due primarily to increased client requirements for training and consulting services. Service revenues for the year ended December 31, 2002 include approximately $668,000 and $138,000 in revenue from CompuTrac, Inc., and Verticent, respectively.

Product Licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues increased by approximately $211,000 or 6% for the year ended December 31, 2002, compared to the year ended December 31, 2001. An increase in product license revenue from the tire dealer and legal systems product lines was partially offset by a decrease in license revenue for the project-based services product line. Product license revenue for the year ended December 31, 2002 includes approximately $31,000 in revenue from CompuTrac, Inc.

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


COST OF REVENUE

Services. The Company's cost of services consists of the costs incurred providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $88,000, or 2%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The gross margin percentage for services for the period increased to 50% for the year ended December 31, 2002 from 47% for the comparable period in 2001. The Company's revenues and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

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

EXPENSES

Marketing and Sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $165,000, or 5%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease in marketing and sales expenses reflects a decrease in sales and marketing expenses for the project-based services product line partially offset by increased sales and marketing expenses from the tire and legal systems product lines.

General and Administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $167,000, or 5%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The change primarily reflects decreased general and administrative expenses for the project-based services product line.

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


RELATED PARTY TRANSACTIONS

Amounts due from related parties represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances. The amount in current receivables represents the repayments anticipated to be received within a twelve-month period from the date of the balance sheet. At December 31, 2002, the Note Receivable - related party represents a demand note bearing interest at an annual rate of 6.4%. In March 2003, the Company received 55,000 shares of the Company's Common Stock from the Chairman of the Company as consideration for the note and related accrued interest which totaled approximately $211,000. The shares received were recorded as treasury stock at the then current market value of $2.63 with the difference of approximately $66,000 recorded as a bonus. No further loans or advances have been or will be made subsequent to the prohibition of such loans or advances by the Sarbanes-Oxley Act of 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at December 31, 2003 of approximately $4,746,000, an increase of approximately $236,000 from December 31, 2002. The Company had a maximum line of credit subject to a formula totaling $1,500,000 available at December 31, 2003. At December 31, 2003, the Company had approximately $1,670,000 invested in marketable securities, an increase of approximately $1,647,000 from December 31, 2002.

In October 2003, the Company completed the sale of its office facility at 615 Amherst Street, Nashua, New Hampshire. The 25,600 square foot building was sold for $2,300,000 in cash with outstanding debt on the building including a prepayment penalty of approximately $960,000 paid from the cash proceeds at the time of closing. The sale resulted in a pretax gain for the Company of approximately $650,000 and net cash proceeds of approximately $1,156,000. The Company also signed a five-year lease for approximately 10,000 square feet of the facility currently occupied by its Tire Systems Group.

In May 2003, the Company purchased 225,625 shares of common stock of Omtool Ltd. The aggregate purchase price of the shares was $676,875. The shares were purchased under a Stock Purchase Agreement with two third parties which requires that the Company pay, under certain conditions, an additional amount under a formula to the third parties should the Company subsequently purchase additional shares of Omtool stock. At the current time, no additional purchases of Omtool Ltd.'s common stock by the Company are contemplated. Mr. Robert Voelk, who is Chairman and CEO of Omtool Ltd., is a member of the Company's Board of Directors.

In May 2003, the Company's stockholders approved a reverse/forward split of the Company's common stock which resulted in a one-for-two reverse split and a cash out of stockholders who owned fewer than 200 shares. A total of approximately $159,000 was paid out for cashed out and fractional shares, which totaled approximately 71,600 post-split shares.

In January 2003, the Company co-signed and guaranteed a Promissory Note on behalf of a newly formed, 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The 5-year note with interest at prime (4.00% at December 31, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements.

In December 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under the terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note at 1.81% per annum. The total amount due on this Note of approximately $90,800 was paid in June 2003. The purchase price was also increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement which was paid in the first quarter of 2003. The assets acquired now comprise the Company's manufacturing and distribution software product line which was tested for impairment during the fourth quarter of 2003 under the provisions of Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets ("SFAS 142"). The test was applied utilizing the estimated fair value of this reporting unit as of December 31, 2003, determined based on a combination of the manufacturing and distribution software product line's discounted cash flows and acquisition multiples of comparable businesses. As a result of this analysis, the Company recorded a non-cash impairment charge of $171,000, or ($0.08) per share.

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

Off-balance Sheet Arrangements. The Company has engaged in certain financial transactions that, under generally accepted accounting principles are either not recorded on the Consolidated Balance Sheet or are recorded in amounts that differ from the full contract amounts.

The Company co-signed and guaranteed a Promissory Note on behalf of a newly formed, 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The five-year note with interest at prime (4.00% at December 31, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements. The total balance outstanding on the note at December 31, 2003 is $850,000, of which $425,000 is included in the Company's balance sheet.

The Company has contractual obligations to make future payments on operating lease commitments. Operating lease commitments are not reflected on the Company's Consolidated Balance Sheets. Details of these contractual obligations as at December 31, 2003 are disclosed by remaining maturity in Footnote J to the Company's Consolidated Financial Statements.

The Company exchanged the assets and liabilities of its CommercialWare Division
(CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Junior Note was collected in 2000. The interest rate on the three-year note was amended retroactively to the date of CWI's sale to 15% in April 2001, as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the note and any accrued interest are secured by the intellectual property of CWI. In June 2002, the Company received a second note for $2,558,197 at 12% for five years, which represents a restatement of the original Note Receivable of $1,700,000, along with the interest due under the first amendment to the Note negotiated in April 2001. The terms of the second Note call for monthly principal and interest payments of $35,000 after an initial payment of $105,000, which was received in June 2002. The monthly principal and interest payments increase as follows over the term of the second note: April 2003, $50,000; November 2003, $55,000; April 2004, $60,000; January
2005, $65,000; with a final payment of approximately $25,000 in June 2007. Interest income of approximately $278,000 and $381,000 has been received and recorded in the Statements of Operations for the years ended December 31, 2003 and 2002, respectively.

Contractual Obligations. The following table sets forth the Company's contractual obligations as of December 31, 2003:

                                      Less Than      1 - 3         3 - 5      More Than
                         Total         1 Year        Years         Years       5 Years
                       -----------   ----------   -----------   -----------   ---------
Long-term debt (a)     $ 3,294,000   $   77,000   $   162,000   $ 3,055,000   $   --
Operating leases (b)     2,388,000      549,000     1,454,000       385,000       --
                       -----------   ----------   -----------   -----------   ---------
          Total        $ 5,682,000   $  626,000   $ 1,616,000   $ 3,440,000   $   --
                       ===========   ==========   ===========   ===========   =========

(a) Represents the carrying value of long-term obligations, which includes mortgage note, demand note and capital leases.

(b) Represents minimum rental commitments under non-cancellable operating leases with initial term of one year or more.

Critical Accounting Policies and Estimates. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the allowance for doubtful accounts, software, acquired software and other acquired intangibles, the likelihood of the utilization of certain tax loss carry-backs and carry-forwards for certain of the transactions completed by the Company, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to the Consolidated Financial Statements.

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at December 31, 2003 was $1,466,719, net of an allowance for doubtful accounts of $122,646.

Revenue Recognition. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue is recognized when all of the following are met: pervasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed and determinable; and collectibility is probable. For multiple-element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple-element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant modification or customization, revenue is recognized on the percentage-of-completion method.

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

Goodwill and other acquired intangibles. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's consolidated financial statements. As a result of the adoption of SFAS 142, the Company annually reviews goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using discounted cash flow analysis and acquisition multiples of comparable businesses, which requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. If actual results are not consistent with these assumptions and judgments, the Company could be exposed to a material impairment charge.

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

Recently Issued Accounting Pronouncements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.


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

    The trading prices of ASA's common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the software industry, changes in general economic conditions and economic conditions in the software industry, changes in securities analysts' recommendations regarding ASA's securities, and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of ASA's common stock to decline.

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

ITEM 9A.    Controls and Procedures
            -----------------------

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. There have not been any changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

                                    Directors

The directors of ASA are elected annually and hold office until the next annual meeting of stockholders and until their successors shall have been elected and qualified. The following table sets forth the age of each director, the year each director was elected a director and the positions presently held by each director with ASA.

                               First
                               Became     Positions and Offices
Name                    Age    Director   with ASA
----                    ---    --------   --------
Alfred C. Angelone      65     1982       Chairman of the Board, Chief Executive
                                          Officer and President
Chas B. Blalack         46     2002       Director
Alan J. Klitzner        62     1998       Director
William A. Kulok        63     1993       Director
James P. O'Halloran     71     1991       Director
Robert L. Voelk         48     1997       Director


                               Executive Officers

The executive officers of ASA, their ages and positions held with ASA are as follows:
Year
                              First
                              Became     Positions and Offices
Name                   Age    Officer    with ASA
----                   ---    -------    --------
Alfred C. Angelone     65     1982       Chief Executive Officer and President
Terrence C. McCarthy   53     1989       Vice President, Secretary and Treasurer
Wayne C. Croswell      48     2002       Group Vice President and President of
                                         ASA's Tire Systems Product Line.


                 Occupations of Directors and Executive Officers

The following table sets forth the principal occupation of each of the directors and executive officers during the past five years:

                      Principal Occupation During
Name                  Past Five Years
----                  ---------------

Alfred C. Angelone    Chairman, Chief Executive Officer and President of ASA.

Chas B. Blalack       Managing member of Maritime Capital LLC, a private equity
                      Firm; formerly General Partner of Wind River Capital, LLC, a privately held company in the acquisitions, restructuring, and operations consulting business in the Eastern United States; formerly Senior Managing Director of Capital Markets / Finance & Operations for Spencer
                      Trask & Co.; and formerly General Partner of Greenwich
                      Ventures, LLC, a fund that focused on the Internet and technology.

Alan J. Klitzner      Chairman of Klitzner  Industries,  Inc., a privately
                      held manufacturer of emblematic jewelry.

William A. Kulok      Director, World Trade Center Palm Beach, an organization
                      that produces trade shows and events; formerly President, North American Corporate Games, an organization that produces multi-sport festivals for executives; formerly
                      Chairman of Community Productions, Inc., a privately held producer of expositions and educational programs; and formerly President of Kulok Capital, Inc., a privately held venture capital firm.

James P. O'Halloran   Formerly Senior Vice President, Treasurer and Chief
                      Financial Officer, Pegasystems Inc., a publicly held software company; formerly President of G & J Associates,
                      Ltd., formerly The Janus Group, Ltd., a privately held consulting firm; formerly Vice President, Private Equity
                      Managers, a privately held venture capital firm; and formerly Partner, Arthur Andersen & Co.

Robert L. Voelk       Chairman and Chief Executive Officer of eSped.com, a
                      privately held software company; Chief Executive Officer, President and Chairman of Omtool, Ltd., a publicly held communications software company; and formerly Executive
                      Vice President and director of ASA.

Terrence C. McCarthy  Vice President, Secretary and Treasurer of ASA.

Wayne C. Croswell     Group Vice President and President of ASA's Tire Systems
                      Product Line.

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

Based solely on a review of the copies of such forms furnished to ASA and written representations from the executive officers and directors of ASA, ASA believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with during Fiscal 2003.

Audit Committee. The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James P. O'Halloran, William A. Kulok, and Robert L. Voelk.

Audit Committee Financial Expert. The Board of Directors has determined that James P. O'Halloran is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Exchange Act,
Section 10A(m)(3).

Code of Conduct. The Company has adopted a Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other senior financial officers. The Code of Conduct is posted on the Company's website, http://www.asaint.com, under "Financial Information/ Code of Conduct." The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to any senior financial officer by posting such information on its website.


ITEM 11.    Executive Compensation
            ----------------------

                         Executive Officers Compensation

The following tables set forth the annual and long-term compensation for services rendered to ASA during Fiscal 2003 and the fiscal years ended December 31, 2002 and 2001 ("Fiscal 2002" and "Fiscal 2001", respectively) paid to those persons who were at December 31, 2003 (i) the chief executive officer and (ii) each other executive officer of ASA whose annual compensation exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                                                                  Compensation
                                                          Annual Compensation                     Awards
                                             -------------------------------------------          ------
          (a)                                (b)         (c)           (d)           (e)            (f)
                                                                                    Other
                                                                                    Annual        Securities
                                                                                    Compen-       Underlying
Name and Principal Position                  Year      Salary $(1)    Bonus $       sation $(2)   Options (#)
---------------------------                  ----      -----------    -------       ----------   -----------
Alfred C. Angelone,                          2003      425,000        78,150        96,059        ---
     Chief Executive Officer and             2002      412,500        10,000        76,215        ---
     President                               2001      375,000        10,000        69,534        ---

Terrence C. McCarthy,                        2003      135,000         5,000         6,000        ---
     Vice President, Secretary and           2002      129,769         5,000         6,832        ---
     Treasurer                               2001      120,000         5,000         6,605        10,000

Wayne C. Croswell                            2003      210,000        88,671           -0-        ---
     Group Vice President and President      2002      201,710        14,601           -0-        ---
     of ASA's Tire Systems                   2001      176,492             0           -0-        ---
     Product Line

(1) Amounts shown indicate base salary received by executive officers, value related to personal use of leased automobiles, and the imputed value of group term life insurance ("GTL Value") provided to each employee and recorded as compensation for tax purposes. All officers' salaries are subject to periodic review by the Board of Directors.

(2) Includes automobile expenses, premium payments on insurance policies and club dues. Each officer is also entitled to a car allowance, reimbursement of business-related expenses, life insurance coverage and certain severance benefits in the event of termination of employment. ASA does not have a pension plan. In Fiscal 2003, 2002 and 2001, ASA made no awards of Restricted Stock and did not have a Long-Term Incentive Plan. On July 21, 2000, ASA granted to Mr. McCarthy incentive stock options to purchase 5,000 shares of Common Stock that were exercisable through July 20, 2010 at an exercise price of $6.54 per share. The option was cancelled on April 2, 2002. On October 1, 2001, ASA granted to Mr. McCarthy incentive stock options to purchase 10,000 shares of Common Stock that are exercisable through September 30, 2011 at an exercise price of $2.20 per share. On February 12, 2003, ASA granted to Mr. McCarthy incentive stock options to purchase 2,500 shares of Common Stock that are exercisable through February 11, 2013, at an exercise price of $2.06 per share. The following table sets forth additional information concerning unexercised stock options to purchase ASA's Common Stock held by Messrs. Angelone, McCarthy and Croswell as of December 31, 2003.

                 AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND
                          FISCAL YEAR-END OPTION VALUES

 (a)                         (b)            (c)               (d)                     (e)
                                                         Number of
                                                         Securities           Value of Unexercised
                                                         Underlying Options   In-the-Money Options
                          Shares                         at Fiscal Year-End   at Fiscal Year-End
                          Acquired On     Value          Exercisable/         Exercisable/
Name                      Exercise (#)    Realized ($)   Unexercisable(#)     Unexercisable($)(1)(2)
----                      ------------    ------------   ----------------     ----------------------
Alfred C. Angelone        0                 ---          94,000/13,500        $67,230/12,420
Terrence C. McCarthy      0                 ---          10,833/1,667         $10,841/1,884
Wayne C. Croswell         0                 ---           7,500/0                  $0/0

(1) "In-the-Money" options are those options for which the fair market value of the Common Stock underlying the options is greater than the per share exercise price of the option. Mr. Angelone currently has options to purchase (i) 25,000 shares of Common Stock, at a per share exercise price of $2.12 (see footnote 3 below for a discussion of the repricing of these options), all of which were exercisable as of December 31, 2003, (ii) 25,000 shares of Common Stock, at a per share exercise price of $5.08, all of which were exercisable as of December 31, 2003, and (iii) 57,500 shares of Common Stock, at a per share exercise price of $2.27, of which 44,000 were exercisable as of December 31, 2003. Mr. Angelone had an option to purchase 57,500 shares of Common Stock, at a per share exercise price of $2.12, which expired on February 7, 2003. Mr. McCarthy currently has options to purchase (i) 10,000 shares of Common Stock, at a per share exercise price of $2.20, of which 10,000 were exercisable as of December 31, 2003, and
(ii) 2,500 shares of Common Stock, at a per share exercise price of $2.06, of which 833 were exercisable as of December 31, 2003. Mr. Croswell currently has options to purchase 7,500 shares of Common Stock, at a per share exercise price of $5.06, all of which were exercisable as of December 31, 2003.

(2) The value of unexercised In-the-Money options is determined by multiplying the number of options held by the difference in the fair market value of the Common Stock underlying the options on December 31, 2003 ($3.19 per share) and the applicable exercise price of the options granted.

(3) On March 4, 1996, ASA granted to Mr. Angelone non-qualified stock options to purchase 25,000 shares of Common Stock that are exercisable through March 3, 2006 at an exercise price of $2.12 per share (the "1996 Grant"). The options held by Mr. Angelone pursuant to the 1996 Grant were repriced on January 2, 1997, to an exercise price of $2.12 per share. On February 12, 2003, ASA granted Mr. Angelone an incentive stock option to purchase 57,500 shares of Common Stock that is exercisable through February 11, 2008 at an exercise price of $2.27 per share. On February 12, 2003, ASA granted Mr. McCarthy an incentive stock option to purchase 2,500 shares of Common Stock that is exercisable through February 11, 2008 at an exercise price of $2.06 per share.

                           OPTION GRANTS IN LAST FISCAL YEAR
                                                                                           Grant Date
                                      Individual Grants                                      Value(1)
                         --------------------------------------------                      ----------
         (a)                 (b)             (c)              (d)             (e)               (h)
                         Number of       % of Total
                         Securities        Options
                         Underlying       Granted to      Exercise or
                           Options       Employees in      Base Price      Expiration        Grant Date
Name                       Granted       Fiscal Year         ($/Sh)           Date         Present Value
----                       -------       -----------         ------           ----         -------------
Terrence C. McCarthy         2,500           95%             $2.06          2/11/13             $4,539
Alfred C. Angelone          57,500            4%             $2.06          2/11/08           $103,842

 (1) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0% and expected volatility of 100%, risk-free rate of 4.34% and expected life of 10 years.

Compensation of Executive Officers. In Fiscal 2003, Mr. Angelone received a base salary of $425,000, Mr. McCarthy received a base salary of $135,000, and Mr. Croswell received a base salary of $210,000. All officers' salaries are subject to periodic review by the Board of Directors.

Compensation of Directors. During Fiscal 2003, Messrs. Blalack, O'Halloran, Kulok, Klitzner, and Voelk each received cash compensation of $1,000, plus travel expenses, per meeting attended, for their services as Directors. No other Directors received any cash compensation for their services as Directors.

Compensation Committee Interlocks and Insider Participation. Mr. Angelone serves as a director of Klitzner Industries, Inc. No other executive officers of ASA have served on the board of directors of any other entity that has had any of such entity's officers serve on ASA's Board of Directors. The Compensation Committee was disbanded by the Board of Directors in Fiscal 1996. During Fiscal 2003, the entire Board of Directors participated in deliberations concerning executive officer compensation.

Report on Executive Compensation. The Board of Directors is responsible for setting and administering the policies that govern annual compensation as well as short-term and long-term incentives for ASA's executive officers. All issues pertaining to executive compensation are submitted to the Board of Directors for approval.

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

The goal of the Board of Directors is to use compensation policies to closely align the interests of ASA with the interests of stockholders in that ASA's management has incentives to achieve short-term performance goals while building long-term value for ASA's stockholders. The Board of Directors will review its compensation policies from time to time in order to determine the reasonableness of ASA's compensation programs and to take into account factors that are unique to ASA.

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

Compensation for Chief Executive Officer. The compensation for Mr. Angelone, as described above, is based upon careful analysis of the compensation of chief executive officers of other comparable public companies and Mr. Angelone's efforts on behalf of ASA. In addition to directing the affairs of ASA, Mr. Angelone was instrumental in the following areas: identifying strategic acquisitions, disposition of product lines, and establishing critical strategic partnerships with vendors and distribution channels. These changes were also designed to reward Mr. Angelone for future economic performance based upon improvements in profitability and increased values in ASA's Common Stock.

Board of Directors:
                              Alfred C. Angelone

                                Chas B. Blalack

                               Alan J. Klitzner

                               William A. Kulok

                              James P. O'Halloran

                                Robert L. Voelk


                                Performance Graph

The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 1, 1999, and plotted at the end of each of Fiscal 2003, 2002, 2001, 2000, and 1999, in each of (i) ASA's common stock; (ii) the NASDAQ Market Index of Companies (the "NASDAQ Market Index"); and (iii) a Peer Group Index (the "Peer Group Index"), which consists of Delphi Information Systems Inc., a company in the information systems market.

                           [PERFORMANCE GRAPH OMITTED]

                              1998      1999       2000      2001       2002      2003
ASA INTERNATIONAL LTD.     100.00    123.08     61.54      49.23     41.85     65.44
   PEER GROUP INDEX        100.00    129.62     10.02      16.33      8.07     18.86
 NASDAQ MARKET INDEX       100.00    176.37     110.86     88.37     61.64     92.68

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

The following table sets forth, as of March 22, 2004, certain information concerning stock ownership of ASA by (i) each person known by ASA to own of record or be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of ASA's Directors and nominees to become Directors, (iii) each executive officer of ASA; and (iv) all Directors and nominees and executive officers as a group. Except as otherwise indicated, the stockholders listed on the table have sole voting and investment power with respect to the shares indicated. As of March 22, 2004, ASA had 383 registered stockholders.

                                                                 Percentage of
Name and Address                             Number of Shares   Outstanding
of Beneficial Owner (1)                      Beneficially Owned Common Stock (2)
-----------------------                      ------------------ ---------------
Alfred C. Angelone(3)(4)                          376,686           18.1%
Chas B. Blalack(5)                                  6,666             *
Alan J. Klitzner (6)                                5,000             *
William A. Kulok (7)                               10,000             *
James P. O'Halloran(8)                             13,500             *
Robert L. Voelk(9)                                  7,500             *
Terrence C. McCarthy(10)                           15,202             *
Wayne C. Croswell(11)                               7,500             *
ASA Investment Partnership                        345,070            (12)
Harry W. Margolis(13)                              70,839            3.4%
All Directors and officers as a group
(8 persons) (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)   442,054           21.3%

* Less than 1%.
(1) The address for ASA Investment Partnership and for Messrs. Angelone, Blalack, Klitzner, Kulok, O'Halloran, Voelk, McCarthy and Croswell is c/o ASA International Ltd., 10 Speen Street, Framingham, Massachusetts 01701.

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

(3) Does not include 345,070 shares of Common Stock owned by ASA Investment Partnership, of which Mr. Angelone and ASA are general partners. The shares owned by ASA Investment Partnership are treated as treasury shares and will not be counted for quorum or approval purposes at the Annual Meeting. Under SEC rules Mr. Angelone may be deemed to beneficially own all 345,070 shares. Mr. Angelone holds an approximately 1.21% interest in the partnership and disclaims beneficial ownership with respect to 340,895 of such shares for all other purposes.

(4) Includes 25,000 shares of Common Stock underlying non-qualified stock options that are exercisable and 82,500 shares of Common Stock underlying incentive options that are exercisable.

(5) Includes 6,666 shares of Common Stock underlying non-qualified stock options that are exercisable, but excludes an additional 3,334 shares of Common Stock underlying non-qualified options that are not exercisable.

(6) Includes 5,000 shares of Common Stock underlying non-qualified stock options that are exercisable.

(7) Includes 10,000 shares of Common Stock underlying non-qualified stock options that are exercisable.

(8) Includes 12,500 shares of Common Stock underlying non-qualified stock options that are exercisable.

(9) Includes 5,000 shares of Common Stock underlying non-qualified stock options that are exercisable.

(10) Includes 11,666 shares of Common Stock underlying incentive options that are exercisable, but excludes an additional 834 shares of Common Stock underlying incentive options that are not exercisable.

(11) Includes 7,500 shares of Common Stock underlying incentive options that are exercisable.

(12) The shares owned by ASA Investment Partnership are treated as treasury shares and will not be counted for quorum or approval purposes at the Annual Meeting.

(13) The address for Mr. Margolis is 27 Stonebrier Way, Frisco, Texas 75034.

ITEM 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

Prior to the prohibition on loans to insiders by the Sarbanes-Oxley Act of 2002, ASA made short-term advances in Fiscal 2002 and prior years to Mr. Angelone, ASA's Chairman, Chief Executive Officer and President. ASA has not made any short term advances to Mr. Angelone since the prohibition on loans to insiders by Sarbanes-Oxley. As of March 22, 2004, the outstanding balance of short-term advances owed by Mr. Angelone to ASA totaled approximately $243,600. Short-term advances made to Mr. Angelone by ASA do not bear interest.

On January 5, 2000, ASA loaned $175,000 to Mr. Angelone pursuant to a promissory note that accrued interest at 6.4% per annum, in order to enable Mr. Angelone to exercise certain stock options for 110,000 shares of common stock. On March 31, 2003, Mr. Angelone sold 110,000 shares of common stock to ASA and used the proceeds of such sale, together with an amount paid to Mr. Angelone by ASA as a bonus on March 31, 2003, to satisfy the promissory note in full.


In December 1996, ASA disposed of substantially all of the assets and liabilities of ASA's International Trade and Transportation Systems Division (the "International Division"). In exchange for the assets of the International Division and the assumption of the International Division's liabilities, ASA received a 16% membership interest in TradePoint Systems LLC ("TradePoint"), a New Hampshire limited liability company, and a subordinated promissory note in the principle amount of $600,000.00 from TradePoint (the "Note"). The remaining 84% interest in TradePoint was owned by Christopher J. Crane, formerly the President and a Director of ASA. Simultaneously with the completion of the transaction, Mr. Crane resigned from all of his positions with ASA. In exchange for his interest in TradePoint, Mr. Crane (i) contributed all of the Common Stock owned by him, totaling 332,799 shares; (ii) assigned to ASA a 16% partnership interest in the ASA Investment Partnership, a partnership by and among Mr. Crane, ASA, and Mr. Angelone; and (iii) canceled all of his options to purchase 245,000 shares of Common Stock. The consideration to be paid was determined by negotiations between the parties and was independently evaluated on behalf of ASA by Shields & Company, Inc.

In connection with the transaction, TradePoint granted to ASA an irrevocable proxy covering the Common Stock owned by TradePoint. ASA had the right to cause TradePoint to redeem the 16% membership interest in TradePoint held by ASA by notice given on or after March 1, 2002, in exchange for the Common Stock held by TradePoint and the fair market value of the 16% membership interest in TradePoint. TradePoint had the right to redeem ASA's membership interest by notice given on or after December 31, 2001 in exchange for the Common Stock held by it and the greater of $400,000 or the fair market value of the 16% membership interest in TradePoint. In October 2002, ASA transferred a 10.51% membership interest in TradePoint to ASA Investment Partnership.

On November 1, 2002, ASA and ASA Investment Partnership exchanged their respective 5.49% and 10.51% membership interests in TradePoint for $400,000 and 332,799 shares of ASA's common stock, respectively. Also on November 1, 2002, ASA paid to TradePoint $400,000 in full satisfaction of certain of ASA's obligations to TradePoint pursuant to a lease by TradePoint from ASA of office space at ASA's Nashua, New Hampshire facility.

ITEM 14.    Principal Accounting Fees and Services
            --------------------------------------

The Audit Committee of the Board of Directors of the Company has appointed Sansiveri, Kimball & McNamee, L.L.P., as independent auditors to audit the consolidated financial statements of the Company for the year ended December 31, 2003.

Audit Fees. The aggregate fees billed or to be billed by Sansiveri, Kimball & McNamee for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements and reviews of financial statements included in the Company's Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $55,000 for 2003 and $56,000 for 2002.

Audit-Related Fees. The Company was not billed by Sansiveri, Kimball & McNamee for any fees for non audit-related services for 2003 or 2002.

Tax Fees. The Company was not billed by Sansiveri, Kimball & McNamee for any tax fees for 2003 or 2002.

All Other Fees. The Company was not billed by Sansiveri, Kimball & McNamee for any other fees for 2003 or 2002.

Policy on Pre-Approval of Services Provided by Independent Auditor. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Sansiveri, Kimball & McNamee are subject to the specific pre-approval of the Audit Committee of the Company. All audit and permitted non-audit services to be performed by Sansiveri, Kimball & McNamee for the Company require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. The procedures require all proposed engagements of Sansiveri, Kimball & McNamee for services to the Company of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services.

                                     PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

(a)1.       Financial Statements.
            --------------------

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

(a)2.       Financial Statement Schedules.
            ------------------------------

            Schedule II - Valuation and Qualifying Accounts

Other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)3.    Exhibits.
         --------

See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)    Reports on Form 8-K.
       -------------------

The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

      On October 24, 2003, the Company reported the sale of its office building located in Nashua, NH.

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

2.2+ Agreement and Plan of Merger dated as of January 3, 2002 among the Registrant, Rainmaker Software, Inc. and CompuTrac, Inc., included as Annex A to the Proxy Statement/Prospectus which is a part of this Registration Statement on Form S-4, incorporated by reference to exhibit 2.1 previously filed with the Registrant's Form S-4/A filed with the SEC on June 14, 2002.

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

10.1+ Office Building Lease between 615 Amherst Street, LLC and ASA International Ltd., dated October 24, 2003 incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 24, 2003.

10.2+ Office Building Lease between Colonnade Ashley and Verticent, Inc., dated June 1, 2003. incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2003 filed with the SEC on August 7, 2003.

10.3+ Stock Purchase Agreement, dated as of May 23, 2003 (the "Agreement"), by and among ASA, Summit Investors III, L.P. and Summit Ventures IV, L.P. incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on June 3, 2003.

10.4+    Employee Ownership Stock Option Plan incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2003 filed with the SEC on May 15, 2003

10.5+ Employee Stock Ownership Trust by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2003 filed with the SEC on May 15, 2003

10.6+ Promissory Note made payable to Regions Bank by ASA Aircraft LLC and RSR Aircraft LLC, executed on January 15, 2003.

10.7+ Business Loan Agreement by and between Regions Bank, ASA Aircraft LLC and RSR Aircraft LLC, executed on January 15, 2003.

10.8+ Commercial Guaranty between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC and ASA International Ltd., executed on January 15, 2003.

10.9+ FAA Aircraft Registry, Aircraft Security Agreement between Regions Bank, ASA Aircraft LLC and RSR Aircraft LLC, dated executed on January 15, 2003.

10.10+ Stock Repurchase Agreement dated August 1, 2002 by and between ASA International Ltd., Harry W. Margolis and Margolis family members, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.

10.11+ Employment Agreement dated August 1, 2002 between RainMaker Software, Inc., ASA International Ltd. and Harry W. Margolis, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.

10.12+ Non Competition Agreement dated August 1, 2002 by and between RainMaker Software, Inc. and Harry W. Margolis, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.

10.13+ Deed of Trust dated August 1, 2002 granted by RainMaker Software, Inc. to Dawn M. Douthit as Trustee, incorporated by reference to exhibit
         10.4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.

10.14+ Certificate of Merger of CompuTrac, Inc. into RainMaker Software, Inc. dated August 1, 2002, incorporated by reference to exhibit 10.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2002.

10.15+ Renewal of Revolving Demand Note made payable by the Registrant to Eastern Bank in the amount of $1,500,000 dated June 17, 2002, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2002 filed with the SEC on August 14, 2002.

10.16+ Second Amended and Restated Promissory Note made payable by CommercialWare, Inc. to the Registrant, dated June 3, 2002, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2002 filed with the SEC on August 14, 2002.

10.17+ Amended and Restated Promissory Note made payable by CommercialWare, Inc. to the Registrant dated April 26, 2001, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.

10.18+   Revolving Demand Note, dated June 4, 2001, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.

10.19+ Demand Loan and Security Agreement, by and between the Registrant, ASA International Ventures, Inc., ASA Tire Systems Inc., ASA Legal Systems Inc., Khameleon Software Inc. and Eastern Bank, dated June 4, 2001, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001 filed with the SEC on August 15, 2001.

10.20+ Acknowledgement of Debt and Agreement to Pay by ASA Italy S.r.l., dated September 25, 2000, incorporated by reference to exhibit 99 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2000.


10.21+ Cessation of Share of Limited Company agreement by and among the Registrant, Alessandro Baldo, Saverio Giglio and Roberto Locatelli, effective as of September 25, 2000, incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2000.

10.22+ Revolving Demand Note between the Registrant, ASA International Ventures, Inc. and Eastern Bank dated October 20, 1999, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000.

10.23+ Acquisition Line of Credit Agreement between the Registrant, ASA International Ventures, Inc. and Eastern Bank dated October 20, 1999, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000.

10.24+ Asset Purchase Agreement dated November 4, 1999, incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.25+ Assignment and Assumption Agreement dated November 4, 1999, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.26+ Bill of Sale and General Assignment of Assets dated November 4, 1999, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.27+ Assignment of Trademarks dated November 4, 1999, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.28+ Assignment of Copyrights dated November 4, 1999, incorporated by reference to exhibit 10.4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.29+ Asset Acquisition and Exchange Cooperation Agreement dated November 4, 1999, incorporated by reference to exhibit 10.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.30+   Promissory Note dated November 4, 1999, incorporated by reference to exhibit 10.6 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.31+   Security Agreement dated November 4, 1999, incorporated by reference to exhibit 10.7 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.32+ Intellectual Property License Agreement dated November 4, 1999, incorporated by reference to exhibit 10.8 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.33+ Assignment Agreement dated November 4, 1999, incorporated by reference to exhibit 10.9 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.34+ Bill of Sale and General Assignment of Assets dated November 4, 1999, incorporated by reference to exhibit 10.10 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.35+ Assignment of Trademarks dated November 4, 1999, incorporated by reference to exhibit 10.11 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.36+ Assignment of Copyrights dated November 4, 1999, incorporated by reference to exhibit 10.12 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 1999.

10.37+ Option to Purchase Agreement dated as of August 2, 1999, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 1999.

10.38+ Asset Purchase Agreement dated as of August 2, 1999, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 1999.

10.39+ Lease for 475 Sentry Parkway, Blue Bell, Pennsylvania, dated August 26, 1998, incorporated by reference to exhibit 10 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 1999.

10.40+ Asset Purchase Agreement dated as of March 3, 1999, incorporated by reference to exhibit 2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.

10.41+ Shareholder Agreement dated as of March 3, 1999, incorporated by reference to exhibit 4.1 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.

10.42+   Promissory Note dated as of March 3, 1999, incorporated by reference to exhibit 4.2 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.

10.43+ Security Agreement dated as of March 3, 1999, incorporated by reference to exhibit 4.3 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.

10.44+ Trademark Assignment dated as of March 3, 1999, incorporated by reference to exhibit 4.4 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.

10.45+ Trademark Security Agreement dated as of March 3, 1999, incorporated by reference to exhibit 4.5 previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 1999.

10.46+ Commercial Lease dated September 15, 1998, between 10 Speen Street, LLC as Lessor, and the Registrant, as Lessee, for the property located at 10 Speen Street, Framingham, Massachusetts, incorporated by reference to exhibit 10.1 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.

10.47+ Indemnification Agreement made September 21, 1998, by 10 Speen Street, LLC and the Registrant, as Indemnitors, for the benefit of John Hancock Real Estate Finance, Inc., as Mortgagee, incorporated by reference to exhibit 10.2 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.

10.48+ Guarantee Agreement effective September 21, 1998 by the Registrant, as Guarantor, in favor of John Hancock Real Estate Finance, Inc, incorporated by reference to exhibit 10.3 previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 filed with the SEC on November 16, 1998.

10.49+ Reorganization Agreement by and between the Registrant, TradePoint Systems LLC and Christopher J. Crane, incorporated by reference to exhibit 2(c) previously filed with the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 1997.

10.50+ Certificate of Incorporation of ASA International Ventures, Inc., dated December 28, 1995, incorporated by reference to exhibit 3(a) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.

10.51+ Bylaws of ASA International Ventures, Inc., incorporated by reference to exhibit 3(b) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.

10.52+ Agreement for Purchase and Sale of Assets between ASA International Ventures, Inc. and ASA Incorporated, dated December 29, 1995, incorporated by reference to exhibit 10.4 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.

10.53+ Agreement for Purchase and Exchange of Assets between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995, incorporated by reference to exhibit 10.5 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.

10.54+ Agreement for Exchange of Intangibles between ASA International Ventures, Inc. and ASA International Ltd., dated December 29, 1995, incorporated by reference to exhibit 10.6 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.

10.55*+ 1986 Incentive Stock Option Plan of the Registrant, incorporated by reference to exhibit 4A previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.

10.56*+  1988 Stock Option Plan of the Registrant, incorporated by reference to exhibit 4B previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.

10.57*+  1993 Stock Option Plan of the Registrant, incorporated by reference to exhibit 4C previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.

10.58*+  1995 Stock Option Plan of the Registrant, incorporated by reference to exhibit 4D previously filed with the Registrant's Form S-8 filed with the SEC on September 27, 1996.

16+ Letter of Deloitte & Touche LLP, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1995.

21#      Subsidiaries of Registrant.

23#      Consent of Sansiveri, Kimball & McNamee, LLP, Independent Auditors.

31.1# Certification of Alfred C. Angelone, Director, Chief Executive Officer and President of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2# Certification of Terrence C. McCarthy, Vice President, Secretary, Treasurer and Chief Financial Officer of the Registrant pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.


32.1# Certification of Alfred C. Angelone, Director, Chief Executive Officer and President of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2# Certification of Terrence C. McCarthy, Vice President, Secretary, Treasurer and Chief Financial Officer of the Registrant pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

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

                          ASA INTERNATIONAL LTD.

                              /s/ Alfred C. Angelone
                          By  ----------------------
                              Alfred C. Angelone
                              Chief Executive Officer

                        Date: March 30, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                                 Capacity                    Date
----                                 --------                    ----

/s/ Alfred C. Angelone               Director, Chief             March 30, 2004
--------------------------           Executive Officer,
Alfred C. Angelone                   and President
                                     (principal executive
                                     officer and principal
                                     accounting officer)

/s/ James P. O'Halloran              Director                    March 30, 2004
--------------------------
James P. O'Halloran


/s/ Alan J. Klitzner                 Director                    March 30, 2004
--------------------------
Alan J. Klitzner


/s/ William A. Kulok                 Director                    March 30, 2004
--------------------------
William A. Kulok


/s/ Robert L. Voelk                  Director                    March 30, 2004
--------------------------
Robert L. Voelk

/s/ Chas B. Blalack                  Director                    March 30, 2004
--------------------------
Chas B. Blalack

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders ASA INTERNATIONAL LTD.



We have audited the accompanying consolidated balance sheet of ASA International Ltd. and subsidiaries for the years ended December 31, 2003 and 2002 and the related consolidated statement of operations, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2003, 2002, and 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASA International Ltd. and subsidiaries, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Sansiveri, Kimball & McNamee, LLP




Providence, Rhode Island
February 27, 2004

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                      --------------------------
                                                            2003         2002
                                                            ----         ----
     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $ 4,745,899   $ 4,509,686
     Marketable securities                                    --          22,780
     Receivables:
          Trade (net of allowance for doubtful
          accounts of $122,646 in 2003
          and $188,949 in 2002)                          1,466,719     2,042,798
          Related parties                                   37,942        31,239
          Other                                             26,348       166,840
     Current portion of note receivable                    475,157       293,163
     Other current assets                                  153,369       443,075
                                                       -----------   -----------

TOTAL CURRENT ASSETS                                     6,905,434     7,509,581
                                                       -----------   -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                                  3,449,660     4,990,823
     Computer equipment                                  2,382,102     2,342,072
     Office furniture and equipment                      1,026,689     1,027,713
     Leasehold improvements                                115,846       115,846
     Vehicles and aircraft                               1,141,710       574,138
     Capital leases                                         93,146        85,266
                                                       -----------   -----------

                                                         8,209,153     9,135,858

    Accumulated depreciation and amortization            4,221,458     4,132,869
                                                       -----------   -----------

NET PROPERTY AND EQUIPMENT                               3,987,695     5,002,989
                                                       -----------   -----------

SOFTWARE
    (less cumulative amortization
    of $6,613,115 in 2003 and $5,701,690 in 2002)        1,252,628     2,164,053

RECEIVABLES FROM RELATED PARTIES -
    net of current portion                                 255,093       338,931

NOTE RECEIVABLE - net of current portion                 1,689,867     2,192,791

NOTE RECEIVABLE - Related party                               --         175,000

GOODWILL                                                   942,795     1,257,686

MARKETABLE SECURITIES                                    1,669,625          --

OTHER ASSETS                                             1,095,417     1,255,034
                                                       -----------   -----------

                                                       $17,798,554   $19,896,065
                                                       ===========   ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  December 31,
                                                         -----------------------------
                                                                2003          2002
                                                                ----          ----
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - other                                $       --     $     90,000
     Current maturities of long-term obligations                83,982        105,402
     Accounts payable                                          418,946        402,566
     Accrued expenses                                        1,559,554      2,093,120
     Accrued commissions                                       141,780        385,621
     Customer deposits                                         278,747        297,301
     Deferred revenue                                          838,464      1,179,563
                                                          ------------   ------------

TOTAL CURRENT LIABILITIES                                    3,321,473      4,553,573
                                                          ------------   ------------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                                 3,210,434      3,596,237
                                                          ------------   ------------

DEFERRED INCOME TAXES                                          447,100        466,000
                                                          ------------   ------------

COMMON STOCK SUBJECT TO REPURCHASE                             383,044        533,031
                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
        1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                           --             --
   Common stock, par value
        $.01 per share: Authorized, 8,000,000 shares;
        issued 2,485,477 and 2,926,270 shares;
        outstanding, 1,924,653 and 2,150,386 shares             24,855         29,263
   Additional paid-in capital                                7,101,709      8,830,922
   Retained earnings                                         4,745,346      5,260,095
   Accumulated other comprehensive income (loss):
        Unrealized gain (loss) on marketable securities        595,650         (6,120)
                                                          ------------   ------------

                                                            12,467,560     14,114,160

   Less treasury stock, at cost                              2,031,057      3,366,936
                                                          ------------   ------------

TOTAL SHAREHOLDERS' EQUITY                                  10,436,503     10,747,224
                                                          ------------   ------------

                                                          $ 17,798,554   $ 19,896,065
                                                          ============   ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                      --------------------------------------------
                                           2003            2002            2001
REVENUES
  Services                            $ 12,168,806    $ 10,915,630    $ 10,139,008
  Product licenses                       2,781,905       3,606,338       3,395,016
  Computer and add-on hardware             965,654       1,533,833       1,210,946
                                      ------------    ------------    ------------

NET REVENUE                             15,916,365      16,055,801      14,744,970
                                      ------------    ------------    ------------

COST OF REVENUE
  Services                               6,521,681       5,420,486       5,332,616
  Product licenses and development       3,358,083       3,158,268       3,045,072
  Computer and add-on hardware             770,392       1,160,369         944,250
                                      ------------    ------------    ------------

TOTAL COST OF REVENUE                   10,650,156       9,739,123       9,321,938
                                      ------------    ------------    ------------

EXPENSES
  Marketing and sales                    3,055,780       2,905,838       3,071,138
  General and administrative             3,686,275       3,115,549       3,282,407
  Impairment loss on goodwill              171,000            --              --
                                      ------------    ------------    ------------

TOTAL EXPENSES                           6,913,055       6,021,387       6,353,545
                                      ------------    ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS         (1,646,846)        295,291        (930,513)
INTEREST EXPENSE                          (331,686)       (321,952)       (337,361)
INTEREST INCOME                            341,372         437,519         605,910
GAIN ON SALE OF PRODUCT LINES                 --              --            22,820
MANAGEMENT FEE                                --           149,125            --
OTHER INCOME (EXPENSE), NET                 52,102         113,118         190,430
GAIN ON SALE OF BUILDING                   654,309            --              --
                                      ------------    ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES       (930,749)        673,101        (448,714)

INCOME TAXES                              (416,000)        265,000        (140,000)
                                      ------------    ------------    ------------

NET EARNINGS (LOSS)                   $   (514,749)   $    408,101    $   (308,714)
                                      ============    ============    ============

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)               $      (0.25)   $       0.12    $      (0.10)
                                      ============    ============    ============

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)               $      (0.25)   $       0.11    $      (0.10)
                                      ============    ============    ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Years Ended December 31,
                                                      -----------------------------------

                                                         2003         2002         2001
                                                         ----         ----         ----
NET EARNINGS (LOSS)                                   $(514,749)   $ 408,101    $(308,714)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
   Unrealized gain (loss) on marketable securities,
   net of deferred income tax of
   approximately $397,000 in 2003                       601,770       (1,292)      (1,640)
                                                      ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                           $  87,021    $ 406,809    $(310,354)
                                                      =========    =========    =========

See accompanying summary of accounting policies and notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Common Stock                                                      Treasury Stock
                          ---------------------                              -               -----------------------
                                                                                Accumulated
                                                                                   Other
                                                                                   Compre-
                                                   Additional                     hensive
                                                     Paid-in       Retained       Income/
                            Shares      Amount       Capital       Earnings        (Loss)     Shares         Amount         Total
                          ----------------------------------------------------------------------------------------------------------
BALANCES
   12/31/00                2,255,435   $ 22,555   $ 7,954,060    $ 5,160,708    $  (3,188)    764,237   $ (3,418,456)  $  9,715,679
Repayment on
   partial shares                  -          -            (5)             -            -           -              -             (5)
Net loss                           -          -             -       (308,714)           -           -              -       (308,714)
Unrealized loss
   on marketable
   securities                      -          -             -              -       (1,640)          -              -         (1,640)
                          ----------------------------------------------------------------------------------------------------------
BALANCES
   12/31/01                2,255,435     22,555     7,954,055      4,851,994       (4,828)    764,237     (3,418,456)     9,405,320
CompuTrac
   Acquisition               682,335      6,823       928,272              -            -           -              -        935,095
Repurchase
  of shares
  guaranteed in
  CompuTrac
  Acquisition                      -          -             -              -            -      23,147              -              -
Cancellation of
   Treasury Shares           (11,500)      (115)      (51,405)             -            -     (11,500)        51,520              -
Net earnings                                                         408,101                                                408,101
Unrealized
   loss on
   marketable
   securities                      -          -             -              -       (1,292)          -              -         (1,292)
                          ----------------------------------------------------------------------------------------------------------
BALANCES
  12/31/02                 2,926,270     29,263     8,830,922      5,260,095       (6,120)    775,884     (3,366,936)    10,747,224
Repurchased and
  partial shares resulting
  from reverse/
  forward stock split        (71,793)      (718)     (157,897)             -            -           -              -       (158,615)
Reacquisition of
  stock in payment of
  officer note                     -          -             -              -            -      55,000       (144,650)      (144,650)
Purchase of Treasury
  Stock                            -          -             -              -            -      43,392        (94,477)       (94,477)
Repurchase of
  shares guaranteed
  in CompuTrac
  Acquisition                      -          -             -              -            -      55,548              -              -
Cancellation of
   Treasury Shares          (369,000)    (3,690)   (1,571,316)             -            -    (369,000)     1,575,006              -
Net loss                                                            (514,749)                                              (514,749)
Unrealized gain
   on marketable
   securities                      -          -             -              -      601,770           -              -        601,770
                          ----------------------------------------------------------------------------------------------------------
BALANCES
  12/31/03                 2,485,477   $ 24,855   $ 7,101,709    $ 4,745,346    $ 595,650     560,824   $ (2,031,057)  $ 10,436,503
                          =========================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the years ended December 31,
                                                               -----------------------------------------
                                                                    2003           2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                           $  (514,749)   $   408,101    $  (308,714)
                                                               -----------    -----------    -----------
Adjustments to reconcile net earnings (loss)
    to net cash provided by (used for) operating activities:
         Depreciation and amortization                           1,378,177      1,294,989      1,284,547
          Deferred taxes                                          (416,000)      (243,000)       (16,000)
          Gain on sale of building                                (654,309)          --             --
          Loss on sale of property and equipment                    43,692           --             --
          Doubtful receivables provision                           (66,303)      (102,542)       364,388
          Charge for impairment of goodwill                        171,000           --             --
          Changes in assets and liabilities, net
           of effects of acquisitions:
             Receivables                                           731,903         64,062      1,044,638
             Other current assets                                  247,908        157,264        296,916
             Accounts payable                                       41,755        (53,880)      (388,023)
             Accrued expenses                                     (614,580)      (475,504)      (653,079)
             Customer deposits                                         112         21,734       (140,088)
             Deferred revenue                                     (341,099)      (217,110)      (271,251)
                                                               -----------    -----------    -----------

 Total adjustments                                                 522,256        446,013      1,522,048
                                                               -----------    -----------    -----------

 Net cash provided by operating activities                           7,507        854,114      1,213,334
                                                               -----------    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                            (700,873)      (200,585)      (328,940)
   Additions to software                                              --             --           (9,400)
   Additions to marketable securities                             (647,975)          --             --
   Decrease (increase) in sales-types leases                        44,269         56,273         94,624
   Cash proceeds from sale of building                           1,896,671           --             --
   Cash received in acquisition of CompuTrac                          --        1,956,812           --
   Cash paid in acquisition of CompuTrac                              --         (257,338)          --
   Cash paid in acquistion of Verticent                               --         (596,468)          --
   Reductions to assets held for future transactions                  --             --        2,720,000
   Payments on notes receivable                                    495,929           --             --
   Payments on related party receivables                            83,838         88,733        123,857
   Other assets                                                    101,801        111,990       (892,921)
                                                               -----------    -----------    -----------

Net cash provided by investing activities                        1,273,660      1,159,417      1,707,220
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable - other                               (90,000)          --             --
   Increase in long-term obligations                               454,380           --             --
   Reduction in long-term obligations                             (861,603)       (40,193)       (74,348)
   Cash paid to CompuTrac shareholders                                --       (1,425,408)          --
   Cash paid to shareholders for reverse split                    (158,617)          --             --
   Repurchase of common stock subject to repurchase               (149,987)       (62,498)          --
   Purchase of treasury stock                                     (239,127)       (62,498)          --
                                                               -----------    -----------    -----------

 Net cash used for financing activities                         (1,044,954)    (1,528,099)       (74,348)
                                                               -----------    -----------    -----------

CASH & CASH EQUIVALENTS:
   Net increase                                                    236,213        485,432      2,846,206
   Balance, beginning of year                                    4,509,686      4,024,254      1,178,048
                                                               -----------    -----------    -----------

   Balance, end of year                                        $ 4,745,899    $ 4,509,686    $ 4,024,254
                                                               ===========    ===========    ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


NON-CASH INVESTING AND FINANCING ACTIVITIES

In April 2001, the Company recorded accrued interest receivable related to a change in interest rate on a note receivable, which totaled $217,447. In March 2002, the Company amended the note and added $858,197 of accrued interest and fees to the principal due under the amended note.

As part of the acquisition of CompuTrac in 2002, the Company issued 685,340 shares of common stock valued at $1,536,485 to CompuTrac shareholders. The following is a summary of the non cash net assets acquired from CompuTrac which are excluded from the statement of cash flows:


Accounts receivable-net                  $   308,758
PP&E                                         757,895
Software                                     941,282
Other Assets                                 197,494
Assumed liabilities                         (943,010)
                                         ------------
           Net Assets Acquired           $ 1,262,419
                                         ============


During 2003, the Company had an unrealized gain on marketable securities of $992,750.




See accompanying summary of accounting policies and notes to consolidated financial statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, 2001


A.   Summary of Significant Accounting Policies:

     Business Description and Principles of Consolidation

     The Company develops, markets, and provides services for its proprietary enterprise software products and distributes computer hardware to its software customers. The Company targets its products and services to distinct identifiable markets. The Company considers its operation to be a single reporting segment due to the comparable economic characteristics of its products and services as well as similarities in the nature of the products and services offered, the processes to develop and upgrade its products and services, and the methods to market and distribute its products and services to customers. The consolidated financial statements include the accounts of ASA International Ltd. and its wholly owned subsidiaries, ASA Properties, Inc., ASA International Ventures, Inc., ASA Tire Systems Inc., RainMaker Software Inc., Verticent, Inc., Khameleon Software Inc., ASA Aircraft LLC, and Pilot Services Inc., after elimination of all material inter-company balances and transactions. 10 Speen Street LLC is a wholly owned subsidiary of ASA Properties, Inc.

     Financial Instruments
     Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, note receivable, accounts payable and long-term obligations. The carrying value of these financial instruments approximate their fair value.

     Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company had approximately $1,785,000 invested in money market funds at December 31, 2002 and none at December 31, 2003.

     Marketable Securities
     At December 31, 2003, the Company held an investment in 225,625 shares of Omtool, Ltd. stock. At December 31, 2002, the Company held investments in a senior secured, floating rate loan, mutual fund. The Company accounts for these investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investment in Debt and Equity Securities," which requires that debt and marketable equity securities be classified as trading, available-for-sale, or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of shareholders' equity.

     The shares of Omtool stock were purchased by the Company in May 2003 at an aggregate purchase price of $676,875. The shares were acquired under a Stock Purchase Agreement with two third parties which requires that the Company pay, under certain conditions, an additional amount under a formula to the third parties should the Company subsequently purchase additional shares of Omtool stock. At the current time, no additional purchases of Omtool Ltd.'s common stock by the Company are contemplated. Mr. Robert Voelk, who is Chairman and CEO of Omtool Ltd., is a member of the Company's Board of Directors.

     At December 31, 2003, the fair market value of the Omtool shares was approximately $1,670,000 and the fair market value of the mutual fund at December 31, 2002 was approximately $23,000. Accumulated unrealized gains as of December 31, 2003 were approximately $993,000, while accumulated unrealized losses as of December 31, 2002 were approximately $6,000. The shares in the mutual fund were sold in 2003 at a loss of approximately $2,000.

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

     Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is possible that changes may occur in the near term that would affect management's estimates with respect to capitalized software, goodwill, the recorded value of investments in equity instruments, and the carrying value of the note receivable.

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

     Investments
     The Company has invested, and may invest in the future, in equity instruments of privately held companies for business and strategic purposes. These investments are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired. The Company's investments in equity instruments of privately held companies which are included in other long-term assets totaled approximately $9,000 at December 31, 2003, and $101,000 at December 31, 2002. As discussed in footnote B, the Company received $400,000 and other consideration for its membership interest in TradePoint Systems LLC which was valued at $400,000 at December 31, 2001.

     Goodwill
     The Company has recorded goodwill resulting from business acquisitions which represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change. During the fourth quarter of 2003, the Company performed the test for impairment of goodwill on its manufacturing and distribution software product line. The test was applied utilizing the estimated fair value of this reporting unit as of December 31, 2003 determined based on a combination of the manufacturing and distribution software product line's discounted cash flows and acquisition multiples of comparable businesses. As a result of this analysis, the Company recorded a non-cash impairment charge of $171,000, or ($0.08) per share.

     The Company's goodwill balance was $942,795 as of December 31, 2003 after the $171,000 adjustment for impairment.

     Advertising
     The Company expenses advertising costs as incurred. Advertising expense was approximately $401,000, $419,000 and $316,000, in the years ended December 31, 2003, 2002, and 2001, respectively.

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

     The Company applies the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of multiple elements including software, hardware and service revenue. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement as well. The Company applies the provisions of SFAS No. 48, "Revenue Recognition When Right of Return Exists," with respect to providing for potential future product returns.

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

     Comprehensive Income
     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gain (loss) on marketable securities and is presented in the consolidated statements of comprehensive income.

     Stock Based Compensation
     At December 31, 2003, the Company has four stock-based compensation plans, which are described more fully in Note F. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                        Year Ended December 31,
                                                        -----------------------
                                                    2003         2002         2001
                                                    ----         ----         ----
     Net earnings (loss):
     As reported                                $ (514,749)   $ 408,101   $ (308,714)

     Pro forma                                    (604,383)     363,627     (360,141)

     Net earnings (loss) per common and common
     equivalent share:
     Basic as reported                          $    (0.25)   $    0.12   $     (.10)
     Diluted as reported                             (0.25)        0.11         (.10)
     Proforma - Basic                                (0.30)        0.11         (.12)
     Proforma - Diluted                              (0.30)        0.10         (.12)

     Employee Stock Ownership Plan
     In June 2003, the Company established an Employee Stock Ownership Plan ("ESOP") effective January 1, 2003. The ESOP is designed to enable Company employees to accumulate ownership of Company stock. All employees on the payroll of the Company over the age of 21 and with at least 1,000 hours of Company service during a plan year are eligible to participate in the ESOP. The ESOP has a five-year cliff vesting, with credit given for service prior to the ESOP effective date. Benefits may be paid in a lump sum or installments, in Company stock, cash or a combination of both.

     The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of December 31, 2003, no contributions have been made to the ESOP.

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

     Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

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

     CompuTrac, Inc. On August 1, 2002, the Company and CompuTrac, Inc., a Texas corporation ("CompuTrac"), completed the merger of CompuTrac into RainMaker Software, Inc., a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, CompuTrac stock was converted into a right to receive a pro rata share of 685,340 shares of ASA Common Stock and approximately $1,425,000 in cash, subject to certain conditions and adjustments. The final number of shares issued totaled 682,335 due to approximately 3,000 in shares not issued to dissenting former CompuTrac shareholders. CompuTrac shareholders received .20648 shares of ASA common stock and approximately $.2156 in cash for each share of CompuTrac common stock held at the time of the merger. Since the sum of the amounts assigned to the assets acquired and the liabilities assumed exceeded the cost of CompuTrac, the excess over cost was allocated as a pro rata reduction of the amounts that otherwise would be assigned to all of the acquired assets. The excess over cost was approximately $1,096,389, computed using a purchase price of $3,219,231.

     The purchase price is based on a value of $2.70 per share for the 222,213 shares covered under the Stock Repurchase Agreement and a value of approximately $2.02 for the 460,223 remaining shares issued. The $2.02 value for these shares is based on the closing price of ASA's stock as of the merger date of August 1, 2002. Identified intangible assets, consisting principally of software, which totaled approximately $941,000 after the pro rata reduction of the amounts that otherwise would be assigned, will be amortized over an estimated life of five years. The merger followed the approval of the transaction by the shareholders of each company in July 2002.

     As of December 31, 2003, 78,701 shares of Company stock had been repurchased by the Company under the Stock Repurchase Agreement at a cost of approximately $212,500.

     The share/per share amounts for the merger have been restated to reflect the May 30, 2003 reverse/forward split of the Company's Common Stock.

     PowerCerv Corporation. On December 1, 2002, the Company completed the purchase of substantially all of the assets of PowerCerv Corporation. Under terms of an Asset Purchase Agreement (the "PowerCerv Purchase Agreement"), in addition to assuming certain PowerCerv liabilities, the Company paid PowerCerv $500,000 cash ($100,000 of which had been advanced to PowerCerv as a loan) and issued a $90,000 note payable at 1.81% per annum due in six months. The purchase price was increased by approximately $16,000 for adjustments specified under the terms of the PowerCerv Purchase Agreement. The closing of the transaction was completed after the approval of the transaction by the shareholders of PowerCerv. The net assets acquired consisted of approximately $1,114,000 of goodwill, $232,000 of software, $360,000 of other assets, and the assumption of approximately $1,019,000 of liabilities were recorded at their fair values based on the Company's estimate of these values.

     The business acquired now comprises the Company's manufacturing and distribution software product line. Goodwill was tested for impairment during the fourth quarter of 2003. The test was applied utilizing the estimated fair value of this product line as of December 31, 2003 determined based on a combination of the manufacturing and distribution software product line's discounted cash flows and acquisition multiples of comparable businesses. As a result of this analysis, the Company recorded a non-cash impairment charge of $171,000 or ($0.08) per share.

     Unaudited pro forma consolidated revenues, net earnings (loss) and net earnings (loss) per basic and diluted shares for the year ended December 31, 2001, would have been approximately as follows if the acquisitions of CompuTrac and PowerCerv in 2002 had occurred on January 1, 2001. The unaudited pro forma financial information is not necessarily indicative of future results of the Company because it does not give effect to what might have occurred had the merger and combined operations been functioning on January 1, 2001.

                                               Years Ended December 31,
                                               ------------------------

                                                 2002                 2001
                                                 ----                 ----
     Revenues                               $ 20,531,000         $ 25,549,000
     Net earnings (loss)                         121,000           (2,163,000)
     Net earnings (loss) per share:
             Basic                          $      0.03          $      (0.50)
             Diluted                        $      0.03          $      (0.50)


     Divestitures

     CommercialWare. In March 1999, the Company exchanged the assets and liabilities of its CommercialWare Division (CWI) for approximately $4,000,000 in cash, a $1,700,000 three year note at 7.06%, a 10% interest in a newly formed entity, CommercialWare, Inc., and a $500,000 Junior Note. The Junior Note was collected in 2000. The interest rate on the three-year note was amended retroactively to the date of CWI's sale to 15% in April 2001 as a result of a restructuring of CWI's debt. Under the terms of the sale of CWI, the note and any accrued interest are secured by the intellectual property of CWI. In June 2002, the Company received a second note for $2,558,197 at 12% for five years, which represents a restatement of the original Note Receivable of $1,700,000, along with the interest due under the first amendment to the Note negotiated in April 2001. The terms of the second Note call for monthly principal and interest payments of $35,000 after an initial payment of $105,000, which was received in June 2002. The monthly principal and interest payments increase as follows over the term of the second note: April 2003, $50,000; November 2003, $55,000; April 2004, $60,000; January 2005, $65,000; with a final payment of approximately $25,000 in June 2007. Interest income of approximately $278,000 and $381,000 has been received and recorded in the Statements of Operations for the years ended December 31, 2003 and 2002, respectively.

     TradePoint. On November 1, 2002, the Company and ASA Investment Partnership ("AIP"), a partnership between the Company and its Chief Executive Officer, exchanged their respective 5.49% and 10.51% membership interests in TradePoint Systems LLC ("TradePoint") for $400,000 and 332,799 shares of the Company's common stock, respectively (the "Exchange"). Also on November 1, 2002, the Company paid to TradePoint $400,000 in full satisfaction of certain of the Company's obligations to TradePoint pursuant to a lease by TradePoint from the Company of office space at the Company's Nashua, New Hampshire facility (the "Lease").

     In December 1996, the Company transferred substantially all of the assets and liabilities of the Company's International Trade and Transportation Systems Division to TradePoint in exchange for a 16% membership interest in TradePoint and a subordinated promissory note (the "Note") in the principal amount of $600,000 (the "1996 Transaction"). The remaining 84% interest in TradePoint is owned by the former President and a director of the Company and his spouse. In connection with the 1996 Transaction, the former President resigned from all of his positions with the Company. In exchange for his interest in TradePoint, the former President (i) contributed all of the 332,799 shares of common stock of the Company owned by him; (ii) assigned to the Company a 16% partnership interest in AIP; and (iii) canceled all of his options to purchase122,500 shares of the Company's common stock. In October 2002, the Company transferred a 10.51% membership interest in TradePoint to AIP.

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

     This transaction had the following effect on the Company's financial statements for the year ended December 31, 2002: eliminated the Company's $400,000 investment in TradePoint classified in other assets at December 31, 2001, and satisfied in full the Company's obligation for approximately $400,000 related to the Lease which was classified as an accrued expense as of December 31, 2001. There was no net effect on the Consolidated Statement of Operations for the year ended December 31, 2002 related to the transaction. The 332,799 of the Company's shares formerly held by TradePoint and classified as Treasury Stock valued at approximately $1,112,000 at December 31, 2001, continue to be classified as Treasury Stock at December 31, 2003 and December 31, 2002 after the transfer of the shares to AIP.

     Nashua, New Hampshire Building. In October 2003, the Company sold its 25,600 square foot office building in Nashua, New Hampshire for $2,300,000 in cash. Approximately $960,000 of the proceeds was used to satisfy mortgage loan obligations for the building. The sale resulted in a pretax gain of approximately $650,000. Concurrent with the sale of the building, the Company signed a five-year lease for approximately 10,000 square feet of the building currently used by the Tire Systems product line for office space.

C.   Receivables:

     Related Parties
     Amounts due from related parties represent unsecured periodic advances reduced by repayments. There is no interest charged on these advances. The amount in current receivables represents the repayments anticipated to be received within a twelve-month period from the date of the balance sheet. At December 31, 2002, the Note Receivable - related party represents a demand note bearing interest at an annual rate of 6.4%. In March 2003, the Company received 55,000 shares of the Company's Common Stock from the Chairman of the Company as consideration for the note and related accrued interest which totaled approximately $211,000. The shares received were recorded as treasury stock at the then current market value of $2.63 with the difference of approximately $66,000 recorded as a bonus. No further loans or advances have been or will be made subsequent to the prohibition of such loans or advances by the Sarbanes-Oxley Act of 2002.

     Trade
     The allowance for doubtful accounts at December 31, 2000 was $515,200. During the three years ended December 31, 2003, 2002, and 2001, the provisions for doubtful accounts were $215,259, $188,830, and $364,388, and write-offs were $281,562, $239,372, and $640,097, respectively.

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

     The terms of the second Note call for monthly principal and interest payments of $35,000 after an initial payment of $105,000, which was received in June 2002. The monthly principal and interest increase as follows over the term of the second note: April 2003 to October 2003, $50,000; November 2003 to March 2004, $55,000; April 2004 to December 2004,
     $60,000; January 2005 to May 2007, $65,000; with a final payment of approximately $25,000 in June 2007. Interest income of approximately $278,000 and $381,000 has been received and recorded in the Statements of Operations for the years ended December 31, 2003 and 2002, respectively. Principal payments during 2003 and 2002 of approximately $293,000 and $142,000, respectively, have been made in accordance with the payment schedule called for under the second note.

     The balances related to this note are as follows:

                                                   December 31,
                                            --------------------------
                                                2003           2002
                                                ----           ----

     Note receivable                        $ 2,122,791    $ 2,415,954
                                            ===========    ===========

     Also, during 2002, the Company sold certain software and received a note receivable for $70,000. Such amount is included in Note Receivable - long term on the balance sheet. As of December 31, 2003, the outstanding balance on the note was approximately $42,000.


D.   Other Assets:

     The balance in Other Assets includes the following:

                                                             December 31,
                                                             ------------
                                                        2003              2002
                                                        ----              ----

     Covenant not to compete, net of amortization   $  116,000       $   173,000
     Cash surrender value of life insurance            755,000           655,000
     Other                                             224,000           427,000
                                                    ----------       -----------

                                                    $1,095,000       $ 1,255,000
                                                    ==========       ===========


E.   Notes Payable and Long-Term Obligations:

                                                      December 31,
                                              ---------------------------
                                                  2003            2002
Long-term obligations:

Mortgage note                                 $ 2,840,884     $ 3,661,476

Demand note                                       425,168       -

Capital leases                                     28,364          40,163

                                              ------------    ------------
                                                3,294,416       3,701,639

Less current maturities                            83,982         105,402
                                              ------------    ------------

Long-term portion                             $ 3,210,434     $ 3,596,237
                                              ============    ============

     The current carrying value of long-term obligations approximate their fair value.

     Revolving Demand Note
     In October 2000, the Company entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified account receivables), bearing interest at a rate approximating prime (4% at December 31, 2003) plus .5%, which extends through June 30, 2004. This arrangement replaced a previous line of credit. This credit facility requires the Company to maintain stated tangible net worth as well as stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of this agreement. Borrowings are secured by the personal property of the Company.

     There were no borrowings under the revolving demand agreement during the years ended 2003, 2002, and 2001.

     Mortgage Note
     The Company has one mortgage note outstanding at December 31, 2003. In September 1998, the Company completed the refinancing of its mortgage related to its Corporate Headquarters in Framingham, Massachusetts. The mortgage note, in the original amount of $3,000,000, with interest at 7.24% for 10 years provides for monthly principal and interest payments of $20,445 through October 2008, with a final principal payment of approximately $2,638,000 plus interest due in October 2008.

     In October 2003, the Company sold its 25,600 square foot office building in Nashua, New Hampshire, for $2,300,000 in cash. Approximately $960,000 of the proceeds was used to satisfy mortgage loan obligations for the building. The sale resulted in a pretax gain of approximately $650,000. Concurrent with the sale of the building, the Company signed a five-year lease for approximately 10,000 square feet of the building currently used by the Tire Systems product line for office space.

     Demand Note
     In January 2003, the Company co-signed and guaranteed a Promissory Note for $893,000 under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an entity that owns an aircraft. The five-year note with interest at prime (4.25% at December 31, 2002) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft. The Company's portion of the aircraft's annual operating costs are estimated to be approximately $95,000 based on 100 hours estimated usage. Fixed costs for the aircraft approximate $31,000 annually.

     Capital Lease Obligations
     The Company leases various computer equipment under capital lease agreements. The agreements require monthly or quarterly payments of varying amounts and expire through 2006.

     Interest paid for notes payable and long-term debt obligations was approximately $332,000, $322,000, and $337,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

     At December 31, 2003, scheduled maturities of long-term obligations and minimum rental commitments under noncancellable capital leases with initial terms of one year or more are as follows:

                                                          Long-Term
                                       Capital Leases    Obligations
                                       ------------------------------

     2004                                $ 26,575          $ 59,869
     2005                                   3,078            64,351
     2006                                   1,539            68,536
     2007                                       -           402,340
     2008                                       -         2,670,956
     Thereafter                                 -                 -
                                         ---------      -----------
                                           31,192         3,266,052

     Less imputed interest                  2,828                 -
                                         ---------      -----------

                                         $ 28,364       $ 3,266,052
                                         ========       ===========


F.   Income Taxes (Credits):

     Components of income taxes (credits) are as follows:

                                         Years Ended December 31,
                                ---------------------------------------

                                    2003         2002           2001
                                    ----         ----           ----
     Current:
        Federal                          -    $ 361,000     $ (160,000)
        State                            -      147,000         36,000
        Foreign                          -            -              -

     Deferred                     (416,000)    (243,000)       (16,000)
                                -----------   ----------    -----------

                                $ (416,000)   $ 265,000     $ (140,000)
                                ===========   ==========    ===========

     On a cash basis, net income taxes refunded in 2003 were approximately $456,000, and income taxes paid in 2002 and 2001 were approximately $555,000 and $125,000, respectively. During 2001, the Company carried back certain net operating losses to previous years, resulting in $160,000 in refundable income taxes. Such amount was included in other current assets.

    Income taxes are reconciled with the U.S. federal statutory rate as follows:

                                                  Years Ended December 31,
                                         ------------------------------------
                                            2003         2002         2001
      Income taxes at statutory
        federal rate                     $(316,000)   $ 229,000    $(153,000)
      State income tax, net of federal
        income  tax benefit                (57,000)      94,000       23,000
      Other, net                           (43,000)     (58,000)     (10,000)
                                         ---------    ---------    ---------

                                         $(416,000)   $ 265,000    $(140,000)
                                         =========    =========    =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2003 and 2002 are as follows:

                                                                    2003           2002
Deferred tax liabilities:
   Capitalized software deducted for tax, not book             $      --      $   226,000
   Differences between book and tax basis of property               90,000        260,000
   Deferred gain on divestitures                                   485,000        553,000
   Unrealized gain on marketable securities                        397,100           --
   Other                                                              --           25,000
                                                               -----------    -----------
                                                                   972,100      1,064,000
                                                               -----------    -----------
Deferred tax assets:
   Accruals/reserves                                               292,000        225,000
   Federal net operating loss and capital loss carry-forwards      718,000      1,071,000
Valuation allowance - Federal  net operating
   loss and capital loss carry forwards                           (718,000)      (711,000)
Differences between book and tax basis of
   capitalized software                                             71,000           --
Differences between book and tax basis of intangibles              155,000           --
Capital and ordinary loss benefit
   related to TradePoint transaction                                  --          884,000
Valuation allowance - capital and ordinary loss
   benefit related to TradePoint transaction                          --         (884,000)
   Other                                                             7,000         13,000
                                                               -----------    -----------
                                                                   525,000        598,000
                                                               -----------    -----------
Net deferred tax liability                                     $   447,100    $   466,000
                                                               ===========    ===========

     These Federal net operating loss carry-forwards of $1,400,000 expire at various dates through 2023.

     The Company, in filing its 2002 corporate tax returns, utilized approximately $1.4 million of capital losses and $1.2 million of ordinary deductions that resulted from theTradePoint Systems, LLC transaction. However, it is possible that in the event of an examination by the Internal Revenue Service (IRS), some or all of such capital losses and ordinary deductions could be disallowed. Due to this uncertainty, a valuation allowance has been provided for the tax effect of such capital losses and ordinary deductions which are now included with the net operating and capital loss carry forwards for 2003.

G.   Capital Transactions:

     Reverse/Forward Stock Split
     On May 16, 2003, the Company's stockholders approved a reverse/forward split of the Company's common stock which resulted in a one-for-two reverse split and a cash out of stockholders who own fewer than 200 shares. A total of approximately $159,000 was paid out for cashed out and fractional shares, which totaled approximately 71,600 post-split shares. All figures including per share data appearing in the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively restated for the reverse/forward stock split.

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

     During 2003, the Company received 55,000 shares of its Common stock as consideration for a note receivable and accrued interest due from the Chairman of the Company. Also, the Company purchased 43,392 shares of Treasury stock in addition to 55,548 shares purchased under the Stock Repurchase Agreement related to the Computrac acquisition.

     In 2003 and 2002, the Company cancelled 369,000 and 11,500 shares of Treasury Stock valued at $1,575,006 and $51,520, respectively.

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

                                              2003        2002         2001
                                              ----        ----         ----

Net earnings (loss)        As reported   $ (514,749)  $ 408,101   $ (308,714)
                           Pro forma       (604,383)    363,627     (360,141)
Basic earnings (loss)
  per share                As reported   $   (0.25)   $    0.12   $    (0.10)
                           Pro forma         (0.30)        0.11        (0.12)
Diluted earnings (loss)
  per share                As reported   $   (0.25)   $    0.11    $   (0.10)
                           Pro forma         (0.30)        0.10        (0.12)

     The Company's four stock option plans, the 1986, 1988, 1993, and 1995 Stock Option Plans, provide for the granting of incentive stock options and nonqualified stock options to purchase an aggregate of 980,000 shares of common stock at a price not less than fair market value on the date the option is granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 0% for all years, and expected volatility of 100% for 2003, 62% for 2002, and 65% for 2001, risk-free rates ranging from 3.86% to 7.15% for 2003, 4.69% to 4.72% for 2002, and 4.33% for 2001, and expected lives ranging from 12 to 48 months for 2003, 2002, and 2001, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years ended on those dates, is presented below:

                                    2003                         2002                          2001
                        ------------------------------  ---------------------------  ---------------------------
                                      Weighted Average             Weighted Average             Weighted Average
                           Shares      Exercise Price    Shares     Exercise Price    Shares     Exercise Price
                        ------------------------------  ---------------------------  ---------------------------
Outstanding at

   beginning of year       185,690        $   2.96      169,218       $   3.22       170,090       $   3.20
Granted                     70,875            2.25       25,000           2.20        11,715           2.20
Exercised                     --                             --             --            --             --
Canceled                    72,825            2.14        8,528           5.74        12,587           2.12
                           -------                      -------                      -------

Outstanding at
   end of year             183,740        $   3.01      185,690       $   2.96        69,218       $   3.22
                           =======        ========      =======       ========       =======       ========

Options exercisable
    at year-end            164,655        $   3.10      171,540       $   3.01        55,003       $   3.20
                           =======        ========      =======       ========       =======       ========

Weighted-average
   fair value of options
   granted during
   the year                               $   1.83                    $   1.54                     $   1.52
                                          ========                    ========                     ========

     As of December 31, 2003, the 183,740 options outstanding under the Plan have exercise prices between $1.76 and $5.62, and a weighted-average remaining contractual life of approximately 6 years.

     As of December 31, 2003 the exercisable options outstanding under the Plan have exercise prices between $1.76 and $5.62 and a weighted-average remaining contractual life of approximately 6 years.

     Common Stock Reserved
     At December 31, 2003, the Company has reserved 299,525 shares of its common stock for incentive and nonqualified stock options.


H.   Earnings per Share:

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:

                                                  2003        2002        2001
                                                  ----        ----        ----

Denominator for basic earnings per share -
  weighted average shares                      2,025,335   1,761,894   1,491,199

Effect of dilutive securities:
  Employee stock options                            --        15,172        --
                                               ---------   ---------   ---------

 Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                         2,025,335   1,777,066   1,491,199
                                               =========   =========   =========

     The following table summarizes securities which were outstanding as of the years ended December 31, 2003, 2002, and 2001 but not included in the calculation of diluted net earnings per share because such shares are antidilutive:
                                2003               2002                2001
                                ----               ----                ----

Employee stock options         52,675             55,030              61,290


I.   Geographic Information:

     The following is a summary of selected geographic information for the years ended December 31, 2003, 2002, and 2001:

     Revenues:            2003         2002          2001
     ---------            ----         ----          ----

     United States   $15,166,000   $15,898,000   $14,557,000
     Canada              694,000       117,000       127,000
     Other                56,000        41,000        61,000
                     -----------   -----------   -----------

     Total           $15,916,000   $16,056,000   $14,745,000
                     ===========   ===========   ===========

Revenues are attributed to countries based on location of customers.

No long-lived assets were held outside of the United States as of December 31, 2003, 2002, and 2001.

J.   Commitments:

     The Company and its subsidiaries lease office and warehouse facilities under operating leases expiring on various dates through 2008. Total rent expense charged to operations approximated $619,000, $429,000, and $440,000, in 2003, 2002, and 2001, respectively.

     At December 31, 2003, minimum rental commitments under noncancellable operating leases with initial terms of one year or more are as follows:

                                         Operating
                                           Leases
                                        -----------

                2004                    $   599,000
                2005                        611,000
                2006                        451,000
                2007                        373,000
                2008                        354,000
                Thereafter                        -
                                        -----------
                                        $ 2,388,000
                                        ===========

     The Company, through its real estate subsidiary, ASA Properties Inc., leases office facilities to third parties under operating leases expiring on various dates through 2008. Total rental income included in operations approximated $740,000, $764,000, and $798,000, in 2003, 2002, and 2001,
     respectively.

     At December 31, 2003, future minimum rental payments to be received on operating leases are as follows:

                                         Operating
                                          Leases
                                         ---------

                2004                     $ 399,554
                2005                       162,812
                2006                        79,304
                2007                        76,299
                2008                        73,927
                Thereafter                       -
                                         ---------
                                         $ 791,896
                                         =========

     The Company maintains a defined contribution benefit plan covering substantially all its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. Contributions charged to operations in 2003, 2002, and 2001 were approximately $84,000, $69,000, and $77,000, respectively.

     In June 2003, the Company established an Employee Stock Ownership Plan ("ESOP") effective January 1, 2003. The ESOP is designed to enable Company employees to accumulate ownership of Company stock. All employees on the payroll of the Company over the age of 21 and with at least 1,000 hours of Company service during a plan year are eligible to participate in the ESOP. The ESOP has a five-year cliff vesting, with credit given for service prior to the ESOP effective date. Benefits may be paid in a lump sum or installments, in Company stock, cash or a combination of both.

     The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of December 31, 2003, no contributions have been made to the ESOP.

K.   Concentration of Credit Risks:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, trade accounts receivable, notes receivable and marketable securities.

     At December 31, 2003, the Company's cash deposits were fully covered by FDIC/DIF insurance. The Company maintains such cash deposits in high credit quality financial institutions.

     Trade accounts receivable result primarily from sales to customers located throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company customer base, and their dispersion across many different geographic regions and industries. Management believes that the Company's allowance for doubtful accounts is adequate relative to any potential exposure concerning potentially uncollectible trade accounts receivable.

     Approximately $2,123,000 of the Notes Receivable at December 31, 2003 is due from CommercialWare, Inc., a former division of the Company which was sold in March 1999. The Company reviews Notes Receivables for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows from the Note. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the Note, an impairment loss is recognized. Measurement of an impairment loss for the Note would be based on the fair value of the asset.

     At December 31, 2003, the Company held an investment in 225,625 shares of Omtool, Ltd. stock. The shares of Omtool stock were purchased by the Company in May 2003 at an aggregate purchase price of $676,875. At December 31, 2003, the shares had a fair market value of was approximately $1,670,000. The Company regularly reviews the operating performance of Omtool and current trading value of its stock to assess the carrying values of this available-for-sale security and report it at its fair value.

L.   Quarterly Financial Data (unaudited):

                                     Earnings (loss)                          Basic              Diluted
                                         from           Net earnings       earnings (loss)    earnings (loss)
                    Revenue           operations           (loss)           per share           per share
                    -------           ----------           ------           ---------           ---------
2003
----
First quarter     $ 4,295,000        $ (235,000)        $ (107,000)          $ (0.04)           $ (0.04)
Second quarter      4,096,000          (383,000)          (250,000)            (0.12)             (0.12)
Third quarter       3,666,000          (585,000)          (428,000)            (0.22)             (0.22)
Fourth quarter      3,859,000          (444,000)           270,000              0.14               0.14

2002
----
First quarter     $ 3,455,000          $ 50,000           $ 92,000            $ 0.06             $ 0.06
Second quarter      4,239,000           412,000            339,000              0.23               0.22
Third quarter       4,218,000            97,000             75,000              0.04               0.04
Fourth quarter      4,144,000          (264,000)           (98,000)            (0.05)             (0.05)


     The basic and diluted earnings (loss) per share amounts for 2002 have been restated to reflect the May 30, 2003 forward/reverse split of the Company's Common Stock.

     The basic and diluted earnings (loss) per share amounts for the Third and Fourth Quarters of 2002 include the effect of the 682,335 additional shares in the CompuTrac, Inc. acquisition completed in August 2002.

                             ASA International Ltd.
                                   Schedule II
                        Valuation and Qualifying Accounts
 For the years ended December 31, 2003, December 31, 2002, and December 31, 2001

                    Balance at       Charged to
                    Beginning of     Costs and           Charged to                      Balance at End
                    Period           Expenses         Other Accounts      Deductions         of Year
                    ------           --------         --------------      ----------         -------
2001
Allowance for
doubtful
accounts            $515,200         $364,388               -              $640,097          $239,491

2002
Allowance for
doubtful
accounts            $239,491         $110,222            $78,608           $239,372          $188,949

2003
Allowance for
doubtful
accounts            $188,949         $215,259               -              $281,562          $122,646