Form 10-Q
period 2004-03-31
ASA INTERNATIONAL LTD
filed 2004-05-14
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


           For Quarter Ended:                 Commission File Number:
             March 31, 2004                          O-14741



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

Yes:        No:  X
                ---


As of March 31, 2004 there were 1,910,764 shares of Common Stock of the Registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                          2004          2003
                                                      -----------   ------------
                                                      (Unaudited)
      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                       $ 5,018,636    $ 4,745,899
      Marketable securities-mutual fund                 1,505,604           --
      Receivables:
           Trade-net                                    1,848,161      1,466,719
           Related parties                                 36,897         37,942
           Other                                           36,795         26,348
      Current portion of note receivable                  519,856        475,157
      Other current assets                                162,771        153,369
                                                      -----------    -----------

 TOTAL CURRENT ASSETS                                   9,128,720      6,905,434
                                                      -----------    -----------

 PROPERTY AND EQUIPMENT:
      Land and buildings                                3,449,660      3,449,660
      Computer equipment                                2,396,843      2,382,102
      Office furniture and equipment                    1,043,404      1,026,689
      Leasehold improvements                              115,846        115,846
      Vehicles and aircraft                             1,192,893      1,141,710
      Capital leases                                       93,146         93,146
                                                      -----------    -----------

                                                        8,291,792      8,209,153

     Accumulated depreciation and amortization          4,313,937      4,221,458
                                                      -----------    -----------

 NET PROPERTY AND EQUIPMENT                             3,977,855      3,987,695
                                                      -----------    -----------

 SOFTWARE
     (less cumulative amortization
     of $6,763,751 and $6,613,115 )                     1,101,992      1,252,628

 RECEIVABLES FROM RELATED PARTIES -
    net of current portion                                246,774        255,093

 NOTES RECEIVABLE - net of current portion              1,537,074      1,689,867

 GOODWILL                                                 942,795        942,795

 MARKETABLE SECURITIES                                    855,563      1,669,625

 OTHER ASSETS                                           1,079,495      1,095,417
                                                      -----------    -----------

                                                      $18,870,268    $17,798,554
                                                      ===========    ===========

 See notes to consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2004          2003
                                                       -----------  ------------
      LIABILITIES AND SHAREHOLDERS' EQUITY             (Unaudited)

CURRENT LIABILITIES:
     Current maturities of long-term obligations       $    79,452   $    83,982
     Accounts payable                                      473,945       418,946
     Accrued expenses - other                            1,087,218     1,215,529
     Accrued income taxes                                  818,373       344,025
     Accrued commissions                                   163,490       141,780
     Customer deposits                                     183,072       278,747
     Deferred revenue                                      884,290       838,464
                                                       -----------   -----------


TOTAL CURRENT LIABILITIES                                3,689,840     3,321,473
                                                       -----------   -----------

LONG-TERM OBLIGATIONS,
   NET OF CURRENT MATURITIES                             3,189,210     3,210,434
                                                       -----------   -----------

DEFERRED INCOME TAXES                                      331,475       447,100
                                                       -----------   -----------

COMMON STOCK SUBJECT TO REPURCHASE                         191,265       383,044
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
        $.01 per share: Authorized and unissued,
        1,000,000 shares, 60,000 shares of which are
        designated as Series A Junior Participating
        Preferred Stock                                       --            --
   Common stock, par value
        $.01 per share: Authorized, 8,000,000 shares;
        issued 2,485,477 and 2,485,477 shares;
        outstanding, 1,910,764 and 1,924,653 shares         24,855        24,855
   Additional paid-in capital                            7,255,992     7,101,709
   Retained earnings                                     5,796,476     4,745,346
   Accumulated other comprehensive income:
   Unrealized gain on marketable securities                422,213       595,650
                                                       -----------   -----------

                                                        13,499,535    12,467,560

   Less treasury stock, at cost                          2,031,057     2,031,057
                                                       -----------   -----------

TOTAL SHAREHOLDERS' EQUITY                              11,468,478    10,436,503
                                                       -----------   -----------

                                                       $18,870,268   $17,798,554
                                                       ===========   ===========

     See notes to consolidated financial statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    ASA INTERNATIONAL LTD. AND SUBSIDIARIES

                                                    Three Months Ended
                                                         March 31,
                                               --------------------------
                                                   2004           2003
                                               --------------------------
                                                       (Unaudited)
REVENUES
  Services                                     $ 3,027,401    $ 3,218,989
  Product licenses                               1,013,430        826,401
  Computer and add-on hardware                     197,736        249,774
                                               -----------    -----------

NET REVENUE                                      4,238,567      4,295,164
                                               -----------    -----------

COST OF REVENUE
  Services                                       1,488,567      1,662,038
  Product licenses and development                 880,567        878,428
  Computer and add-on hardware                     149,488        192,027
                                               -----------    -----------

TOTAL COST OF REVENUE                            2,518,622      2,732,493
                                               -----------    -----------

EXPENSES
  Marketing and sales                              791,514        871,321
  General and administrative                       876,614        926,063
                                               -----------    -----------

TOTAL EXPENSES                                   1,668,128      1,797,384
                                               -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS                     51,817       (234,713)

INTEREST INCOME(EXPENSE) - NET                      12,341         31,322
GAIN ON SALE OF MARKETABLE EQUITY SECURITIES     1,462,972           --
OTHER INCOME (EXPENSE), NET                           --           48,616
                                               -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES              1,527,130       (154,775)

INCOME TAXES                                       476,000        (48,000)
                                               -----------    -----------

NET EARNINGS (LOSS)                            $ 1,051,130    $  (106,775)
                                               ===========    ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                         $      0.54    $     (0.05)
                                               ===========    ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
   NET EARNINGS (LOSS)                         $      0.53    $     (0.05)
                                               ===========    ===========

See notes to consolidated financial statements.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ----------------------------
                                                                            (Unaudited)

NET INCOME (LOSS)                                                   $ 1,051,130    $  (106,775)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX

      Unrealized gain (loss) on marketable securities, net of tax       719,063          1,972
      Reclassification adjustment for securities sold, net of tax      (892,500)          --
                                                                    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                         $   877,693    $  (104,803)
                                                                    ===========    ===========

See notes to consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                     2004           2003
                                                                 ---------------------------
                                                                          (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                             $ 1,051,130    $  (106,775)
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for) operating activities:
          Depreciation and amortization                              257,570        331,504
          Realized gain on sale of marketable securities          (1,462,972)          --
          Doubtful receivables provision                             (82,941)       (90,524)
          Changes in assets and liabilities, net
          of effects of acquisitions:
             Receivables                                            (307,903)       304,526
             Other current assets                                     (9,399)        12,043
             Accounts payable                                         54,999        100,772
             Accrued expenses and deferred income taxes              367,749       (610,255)
             Customer deposits                                       (95,675)       (78,273)
             Deferred revenue                                         45,826        (46,075)
                                                                 -----------    -----------

 Total adjustments                                                (1,232,746)       (76,282)
                                                                 -----------    -----------

  Net cash used for operating activities                            (181,616)      (183,057)
                                                                 -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                               (82,639)      (583,944)
   Additions to marketable securities-mutual fund                 (1,505,604)          --
   Proceeds from sale of marketable securities                     1,987,972           --
   Payments on notes receivable                                      108,095        207,848
   Decrease in sales-types leases                                       --           14,756
   Other assets                                                        9,781         51,644
                                                                 -----------    -----------

Net cash provided by(used for) investing activities                  517,605       (309,696)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                                --          446,500
   Payments of long-term debt                                        (25,754)       (31,681)
   Purchase of treasury stock                                           --         (144,651)
   Repurchase of common stock subject to repurchase                  (37,498)       (37,498)
                                                                 -----------    -----------

 Net cash provided by (used for) financing activities                (63,252)       232,670
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                           272,737       (260,083)
   Balance, beginning of year                                      4,745,899      4,509,686
                                                                 -----------    -----------

   Balance, end of period                                        $ 5,018,636    $ 4,249,603
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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2004 and March 31, 2003, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2.  Sale of Marketable Equity Securities
         ------------------------------------

In March 2004, the Company sold 175,000 shares of common stock of Omtool Ltd. to Omtool in a private transaction at a price of $11.50 per share for a total of $2,012,500 in cash, excluding costs related to the sale. The sale resulted in a pretax gain of approximately $1,463,000. The Company had purchased the shares as part of an aggregate purchase of 225,625 shares in a transaction completed in May 2003. The Company currently holds its remaining interest in Omtool for investment purposes.

During the quarter ended March 31, 2004, the Company reduced its unrealized gain on marketable securities and deferred income taxes as a result of the sale of these securities. Also due to the increase in fair value related to the remaining shares, the Company increased the unrealized gain on marketable securities, net of the deferred tax effect on such unrealized gain.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)
Note 3.  Earnings (Loss) per Share
         -------------------------

                                                         Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2004           2003
                                                      -----------   ------------

Numerator:
   Net earnings (loss)                                $ 1,051,130   $  (106,775)
                                                      ===========   ===========

Numerator for diluted earnings (loss) per share -
   income available to common shareholders            $ 1,051,130   $  (106,775)
                                                      ===========   ===========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                              1,915,908     2,146,121

Effect of dilutive securities
   Employee stock options                                  53,870          --
                                                      -----------   -----------

Dilutive potential common shares
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                               1,969,778     2,146,121
                                                      ===========   ===========

Basic earnings (loss) per share                       $      0.54   $     (0.05)
                                                      ===========   ===========

Diluted earnings (loss) per share                     $      0.53   $     (0.05)
                                                      ===========   ===========


The following table summarizes securities which were outstanding as of March 31, 2004 and 2003 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                      -----------   -----------
                                                         2004          2003
                                                      -----------   -----------

Employee Stock Options                                   52,650       186,565

Note 4.  Stock Options
         -------------

At March 31, 2004, the Company has four stock based compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                    Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                    2004               2003
                                                    ----               ----

Net earnings (loss)            As reported       $1,051,130        $ (106,775)
                               Pro forma          1,025,328          (120,474)
Basic earnings (loss)
  per share                    As reported           $ 0.54           $ (0.05)
                               Pro forma               0.54             (0.06)
Diluted earnings (loss)
  per share                    As reported           $ 0.53           $ (0.05)
                               Pro forma               0.52             (0.06)


Note 5.  Reverse/Forward Stock Splits and Going Private Transaction
         ----------------------------------------------------------

In April 2004, the Company announced that its Board of Directors had unanimously approved a reverse 1-for-600 split of the Company's common stock to be followed immediately by a forward 600-for-1 split. If the transaction is approved by the Company's stockholders and implemented, the Company expects to have fewer than 300 stockholders of record, which would enable the Company to voluntarily terminate the registration of its common stock under the Securities Exchange Act of 1934 and go private. As a private company, the Company would no longer be required to file periodic reports and other information with the Securities and Exchange Commission ("SEC").

Pursuant to the transaction, stockholders holding fewer than 600 shares of the Company common stock immediately before the transaction will receive from the Company cash payment for fractional shares equal to $5.00 per pre-split share. Stockholders holding 600 or more shares of the Company common stock immediately before the transaction will continue to hold the same number of shares after completion of the transaction and will not receive any cash payment. The Board of Directors received an opinion from its financial advisor, vFinance Investments, Inc., that the cash consideration to be paid in the proposed transaction is fair, from a financial point of view, to the Company's stockholders.

The proposed transaction is subject to approval by the holders of a majority of the issued and outstanding shares of the Company common stock. Stockholders will be asked to approve the transaction at the Company's next annual meeting of stockholders, currently expected to be held in July of this year.

In April 2004, the Company also filed a preliminary proxy statement and Schedule 13E-3 with the SEC which outlined the transaction.

Note 6.  Notes Payable - Bank
         --------------------

The Company's existing revolving demand loan agreement with a bank for up to $1,500,000 extends through June 30, 2004. The loan bears interest at prime plus 1/2% and is subject to a formula. The Company expects to renew this agreement, under similar terms, for an additional year through June 30, 2005.


Note 7.  Employee Stock Ownership Plan
         -----------------------------

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

The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of March 31, 2004, no contributions have been made to the ESOP.


Note 8. Common Stock Subject to Repurchase
        ----------------------------------

In connection with the Company's merger with CompuTrac, Inc. the Company entered into a Stock Repurchase Agreement (the "Repurchase Agreement") with Harry W. Margolis and certain members of his family. During the quarter ended March 31, 2004, the Company was released from its obligation to buy 58,600 shares under the provisions of the Repurchase Agreement. Therefore, the Company reduced its liability for common stock subject to repurchase related to these shares. As of March 31, 2004, the remaining liability consists of 70,839 shares of common stock subject to repurchase at $2.70 per share.


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


                              Results of Operations

                              First Quarter of 2004
                                   compared to
                              First Quarter of 2003

                                             (000's omitted)
                                -------------------------------------------
                                     Revenue           Increase / (Decrease)
                                -------------------    ---------------------
                                  2004        2003     Amount    Percentage
                                -------     -------    ------    -----------

Product licenses                $ 1,014     $   826    $  188        23%
Services                          3,027       3,219      (192)       (6%)
Computer and add-on hardware        198         250       (52)      (21%)
                                -------     -------    ------

   Net revenue                  $ 4,239     $ 4,295    $  (56)       (1%)
                                =======     =======    ======


REVENUE

Net revenue. The Company designs and develops proprietary enterprise software for the tire dealer, legal, manufacturing and distribution, and organizations that provide project-based services markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware. The Company's total revenues decreased by approximately $56,000, or 1%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003.

Product licenses. The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Software license revenues increased by approximately $188,000, or 23%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. Product license revenues increased for all product lines except for the project-based services systems product line from the first quarter of 2003 when compared to the first quarter of 2004. The increase in license revenue from the first quarter of 2003 to the first quarter of 2004 was primarily attributable to customer acceptance of the Company's newer software products and their willingness to make expenditures on information technology with the improving economic outlook.

Services. The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $192,000, or 6%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. Service revenues decreased for all product lines except for the tire dealer product line from the first quarter of 2003 when compared to the first quarter of 2004. The decrease in service revenues was due primarily to decreases in software license revenues during 2003 which were accompanied by reduced client requirements for training and consulting services.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's tire systems clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $52,000, or 21%, for the quarter ended March 31, 2004, compared to the same quarter ended March 31, 2003. The decrease in hardware revenues was due to decreased hardware sales by the tire systems product line.


COST OF REVENUE

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development remained approximately the same for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. An increase in the cost of product licenses and development for the tire systems product line was offset by decreases in the cost of product licenses and development for the Company's other product lines from the first quarter of 2003 to the first quarter of 2004. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $173,000, or 10%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. The change results from the decrease in service revenues for the comparable period coupled with an increase in the gross margin percentage for services for the period from approximately 48% in 2003 to 51% in 2004. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's cost of hardware revenues consists primarily of the costs of third-party hardware products for the Company's tire dealer product line. Cost of hardware revenues decreased by approximately $43,000, or 22%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. The gross margin percentage for hardware sales increased to 24% for the quarter ended March 31, 2004, from 23% for the quarter ended March 31, 2003. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold.

EXPENSES

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $80,000, or 9%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. An increase in the marketing and sales expenses of the tire systems product line was more than off set by a decrease in these costs for the Company's other product lines from the first quarter of 2003 to the first quarter of 2004.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $49,000, or 5%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The change primarily reflects a decrease in general and administrative expenses for the legal, manufacturing and distribution, project-based services systems product lines, partially offset by increased expenses related to corporate overhead and the tire systems product line.

Net earnings for the quarter ended March 31, 2004 were approximately $1,156,000, compared to a net loss of approximately $107,000 for the quarter ended March 31, 2003. The change results from a increase in earnings from operations of approximately $286,000, a gain on the sale of marketable equity securities of approximately $1,463,000, and an increase in other income net of approximately $106,000, partially offset by an decrease in interest income net of approximately $19,000 and a increase in income tax expense of approximately $573,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at March 31, 2004 of approximately $5,019,000, an increase of approximately $273,000 from December 31, 2003. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, subject to a formula, which was available at March 31, 2003. At March 31, 2004, the Company had approximately $1,506,000 invested in marketable securities, and had no such investments at December 31, 2003.

In March 2004, the Company sold 175,000 shares of common stock of Omtool Ltd. to Omtool in a private transaction at a price of $11.50 per share for a total of $2,012,500 in cash. The Company had purchased the shares as part of an aggregate purchase of 225,625 shares in a transaction completed in May 2003. The Company currently holds its remaining interest in Omtool for investment purposes.

In April 2004, the Company announced that its Board of Directors had unanimously approved a reverse 1-for-600 split of the Company's common stock to be followed immediately by a forward 600-for-1 split. If the transaction is approved by the Company's stockholders and implemented, the Company expects to have fewer than 300 stockholders of record, which would enable the Company to voluntarily terminate the registration of its common stock under the Securities Exchange Act of 1934 and go private. As a private company, the Company would no longer be required to file periodic reports and other information with the Securities and Exchange Commission ("SEC").

Pursuant to the transaction, stockholders holding fewer than 600 shares of the Company common stock immediately before the transaction will receive from the Company cash payment for fractional shares equal to $5.00 per pre-split share. Stockholders holding 600 or more shares of the Company common stock immediately before the transaction will continue to hold the same number of shares after completion of the transaction and will not receive any cash payment. The Board of Directors received an opinion from its financial advisor, vFinance Investments, Inc., that the cash consideration to be paid in the proposed transaction is fair, from a financial point of view, to the Company's stockholders. The total cash to be paid for fractional shares is estimated to be approximately $1,030,000, based on an estimate of approximately 206,000 shares of Common Stock held by the record and beneficial stockholders holding fewer than 600 shares. The expenses of the transaction, all of which will be paid by the Company and which include professional fees and other expenses related to the transaction, are expected to total approximately $260,000.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Managements discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the allowance for doubtful accounts, software, acquired software and other acquired intangibles, the likelihood of the utilization of certain tax loss carry-backs and carry-forwards for certain of the transactions completed by the Company, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note A in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at March 31, 2004 was $1,848,161 net of an allowance of $106,008 and at December 31, 2003 was $1,466,719 net of an allowance for doubtful accounts of $122,646.

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

The Company has identified the policies above as critical to the Company's business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to the Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10-K. Note that the Company's preparation of the Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.


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

o    economic conditons in the software industry; and

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




                                     PART II

                                OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)Exhibits
         --------
         31.1     Section 302 Certification of Chief Executive officer.
         31.2     Section 302 Certification of Chief Financial Officer.
         32.1     Section 906 Certification of Chief Executive Officer.
         32.2     Section 906 Certification of Chief Financial Officer.

      (b)Reports on Form 8-K
         -------------------

         The Registrant filed two Current Reports on Form 8-K during the quarter ended March 31, 2004.

         On March 31, 2004, the Registrant filed a Form 8-K reporting under Item 5 that the Registrant issued a press release announcing that it sold 175,000 shares of common stock of Omtool Ltd. to Omtool in a private transaction at a price of $11.50 per share.

         On March 31, 2004, the Registrant filed a Form 8-K reporting under Items 7 and 12 that the Registrant issued a press release disclosing information regarding the Registrant's results of operations for the fourth fiscal quarter and fiscal year ended December 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ASA International Ltd.
                                     ----------------------
                                         (Registrant)




05/14/04                            /s/ Alfred C. Angelone
--------                            ----------------------
(Date)                              Alfred C. Angelone
                                    Chief Executive Officer






05/14/04                            /s/ Terrence C. McCarthy
--------                            ------------------------
(Date)                              Terrence C. McCarthy
                                    Vice President, Secretary, and Treasurer