Form 10-Q
period 2004-06-30
ASA INTERNATIONAL LTD
filed 2004-08-13
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


     For Quarter Ended:                             Commission File Number:
       June 30, 2004                                       O-14741
       -------------                                       -------



                             ASA International Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



             Delaware                                       02-0398205
  -------------------------------                     ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)



       10 Speen Street, Framingham, MA                       01701
   ----------------------------------------                ----------
   (Address of Principal Executive Offices)                (Zip Code)



Registrant's Telephone Number, including Area Code:  (508) 626-2727
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

As of June 30, 2004 there were 1,863,706 shares of Common Stock of the Registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,    December 31,
                                                                 2004         2003
                                                             -----------   -----------
                                                              (Unaudited)
      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $ 4,279,616   $ 4,745,899
     Marketable securities-mutual fund                         2,521,971          --
     Receivables:
          Trade (net of allowance for doubtful accounts of
             $111,161 in 2004 and $122,646 in 2003)            1,673,401     1,466,719
          Related parties                                         36,421        37,942
          Other                                                   35,535        26,348
     Current portion of note receivable                          550,576       475,157
     Other current assets                                        781,759       153,369
                                                             -----------   -----------

TOTAL CURRENT ASSETS                                           9,879,279     6,905,434
                                                             -----------   -----------

PROPERTY AND EQUIPMENT:
     Land and buildings                                        3,449,659     3,449,660
     Computer equipment                                        2,405,392     2,382,102
     Office furniture and equipment                            1,042,524     1,026,689
     Leasehold improvements                                      115,846       115,846
     Vehicles and aircraft                                     1,283,849     1,141,710
     Capital leases                                               93,146        93,146
                                                             -----------   -----------

                                                               8,390,416     8,209,153

    Accumulated depreciation and amortization                  4,378,644     4,221,458
                                                             -----------   -----------

NET PROPERTY AND EQUIPMENT                                     4,011,772     3,987,695
                                                             -----------   -----------

SOFTWARE
    (less cumulative amortization
    of $6,914,388 and $6,613,115 )                             1,151,355     1,252,628

RECEIVABLES FROM RELATED PARTIES -
   net of current portion                                        238,434       255,093

NOTES RECEIVABLE - net of current portion                      1,374,830     1,689,867

GOODWILL                                                         942,795       942,795

MARKETABLE SECURITIES                                               --       1,669,625

OTHER ASSETS                                                   1,150,032     1,095,417
                                                             -----------   -----------

                                                             $18,748,497   $17,798,554
                                                             ===========   ===========

 See notes to condensed consolidated financial statements.

            ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,     December 31,
                                                            2004          2003
                                                         -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)

 CURRENT LIABILITIES:
      Current maturities of long-term obligations        $    75,430   $    83,982
      Accounts payable                                       513,153       418,946
      Accrued expenses - other                             1,080,569     1,215,529
      Accrued income taxes                                 1,242,783       344,025
      Accrued commissions                                    184,238       141,780
      Customer deposits                                      177,058       278,747
      Deferred revenue                                       735,234       838,464
                                                         -----------   -----------


 TOTAL CURRENT LIABILITIES                                 4,008,465     3,321,473
                                                         -----------   -----------

 LONG-TERM OBLIGATIONS,
    NET OF CURRENT MATURITIES                              3,272,665     3,210,434
                                                         -----------   -----------

 DEFERRED INCOME TAXES                                        50,000       447,100
                                                         -----------   -----------

 COMMON STOCK SUBJECT TO REPURCHASE                          173,986       383,044
                                                         -----------   -----------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
    Preferred stock, par value
         $.01 per share: Authorized and unissued,
         1,000,000 shares, 60,000 shares of which are
         designated as Series A Junior Participating
         Preferred Stock                                        --            --
    Common stock, par value
         $.01 per share: Authorized, 8,000,000 shares;
           issued 2,485,477 and 2,485,477 shares;
         outstanding, 1,863,706 and 1,924,653 shares          24,864        24,855
    Additional paid-in capital                             7,275,159     7,101,709
    Retained earnings                                      6,189,455     4,745,346
    Accumulated other comprehensive income:
    Unrealized gain on marketable securities                    --         595,650
                                                         -----------   -----------

                                                          13,489,478    12,467,560

    Less treasury stock, at cost                           2,246,097     2,031,057
                                                         -----------   -----------

 TOTAL SHAREHOLDERS' EQUITY                               11,243,381    10,436,503
                                                         -----------   -----------

                                                         $18,748,497   $17,798,554
                                                         ===========   ===========

     See notes to condensed consolidated financial statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Three Months Ended
                                                        June 30,
                                               -------------------------
                                                   2004          2003
                                               -------------------------
                                                      (Unaudited)
REVENUES
  Services                                     $ 3,004,240   $ 3,191,481
  Product licenses                                 966,505       650,832
  Computer and add-on hardware                     233,586       253,882
                                               -----------   -----------

NET REVENUE                                      4,204,331     4,096,195
                                               -----------   -----------

COST OF REVENUE
  Services                                       1,502,355     1,623,495
  Product licenses and development                 815,758       886,488
  Computer and add-on hardware                     170,866       199,729
                                               -----------   -----------

TOTAL COST OF REVENUE                            2,488,979     2,709,712
                                               -----------   -----------

EXPENSES
  Marketing and sales                              864,766       818,785
  General and administrative                       751,492       950,252
                                               -----------   -----------

TOTAL EXPENSES                                   1,616,258     1,769,037
                                               -----------   -----------

EARNINGS (LOSS) FROM OPERATIONS                     99,094      (382,554)

INTEREST INCOME (EXPENSE) - NET                     25,746         4,818
OTHER INCOME (EXPENSE) - NET                          --          13,746
GAIN ON SALE OF MARKETABLE EQUITY SECURITIES       755,139          --
                                               -----------   -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                879,979      (363,990)

INCOME TAXES                                       487,000      (114,000)
                                               -----------   -----------

NET EARNINGS (LOSS)                            $   392,979   $  (249,990)
                                               ===========   ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                         $      0.21   $     (0.12)
                                               ===========   ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
   NET EARNINGS (LOSS)                         $      0.20   $     (0.12)
                                               ===========   ===========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended
                                                         June 30,
                                               -------------------------
                                                   2004          2003
                                               -------------------------
                                               (Unaudited)
REVENUES
  Services                                     $ 6,031,641   $ 6,410,470
  Product licenses                               1,979,935     1,477,233
  Computer and add-on hardware                     431,322       503,656
                                               -----------   -----------

NET REVENUE                                      8,442,898     8,391,359
                                               -----------   -----------

COST OF REVENUE
  Services                                       2,990,922     3,285,533
  Product licenses and development               1,696,325     1,764,916
  Computer and add-on hardware                     320,354       391,756
                                               -----------   -----------

TOTAL COST OF REVENUE                            5,007,601     5,442,205
                                               -----------   -----------

EXPENSES
  Marketing and sales                            1,656,280     1,690,106
  General and administrative                     1,628,106     1,876,316
                                               -----------   -----------

TOTAL EXPENSES                                   3,284,386     3,566,422
                                               -----------   -----------

EARNINGS (LOSS) FROM OPERATIONS                    150,911      (617,268)

INTEREST INCOME (EXPENSE) - NET                     38,087        36,140
GAIN ON SALE OR MARKETABLE EQUITY SECURITIES     2,218,111          --
OTHER INCOME (EXPENSE) - NET                          --          62,363
                                               -----------   -----------

EARNINGS (LOSS) BEFORE INCOME TAXES              2,407,109      (518,765)

INCOME TAXES                                       963,000      (162,000)
                                               -----------   -----------

NET EARNINGS (LOSS)                            $ 1,444,109   $  (356,765)
                                               ===========   ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                         $      0.76   $     (0.17)
                                               ===========   ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                         $      0.74   $     (0.17)
                                               ===========   ===========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                       June 30,
                                                   ---------------------------    --------------------------
                                                      2004           2003            2004           2003
                                                   ---------------------------    --------------------------
                                                            (Unaudited)                  (Unaudited)
NET EARNINGS (LOSS)                                $   392,979    $  (249,990)     1,444,109    $  (356,765)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Unrealized gain (loss) on
           marketable securities                        34,020         53,899        753,083         55,871
      Reclassification adjustment for securities
          sold, net of tax                            (456,233)          --       (1,348,733)          --
                                                   -----------    -----------    -----------    -----------


COMPREHENSIVE EARNINGS (LOSS)                      $   (29,234)   $  (196,091)   $   848,459    $  (300,894)
                                                   ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     2004           2003
                                                                 ---------------------------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                             $ 1,444,109    ($  356,765)
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for) operating activities:
          Depreciation and amortization                              510,875        655,958
          Deferred taxes                                            (281,475)          --
          Realized gain on sale of marketable securities          (2,218,111)          --
          Doubtful receivables provision                             (77,788)          --
          Changes in assets and liabilities, net
          of effects of acquisitions:
             Receivables                                            (136,559)       379,896
             Other current assets                                   (628,206)      (297,547)
             Accounts payable                                         94,207        119,330
             Accrued expenses                                      1,058,222       (663,378)
             Customer deposits                                      (101,690)       (77,516)
             Deferred revenue                                       (103,230)      (255,508)
                                                                 -----------    -----------

 Total adjustments                                                (1,883,755)      (138,765)
                                                                 -----------    -----------

  Net cash provided by (used for) operating activities              (439,646)      (495,530)
                                                                 -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                              (691,189)      (595,991)
   Disposals of property and equipment                               486,418           --
   Additions to software                                            (200,000)          --
   Additions to marketable securities - mutual fund               (2,521,971)      (676,875)
   Proceeds from sale of marketable securities                     2,924,497           --
   Payments on notes receivable                                      239,436        300,648
   Decrease in sales-types leases                                       --           29,513
   Other assets                                                      (66,864)       210,565
                                                                 -----------    -----------

Net cash used for investing activities                               170,327       (732,140)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                              95,290        446,500
   Payments of long-term debt                                        (41,611)       (63,266)
   Repurchase of common stock subject to repurchase                  (37,498)       (74,998)
   Purchase of treasury stock                                       (215,040)      (159,923)
   Issuance of common stock                                            1,895           --
   Decrease in other notes                                              --          (90,000)
   Cash paid in reverse split                                           --         (158,617)
                                                                 -----------    -----------
 Net cash provided by (used for) financing activities               (196,964)      (100,304)
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                          (466,283)    (1,327,974)
   Balance, beginning of period                                    4,745,899      4,509,686
                                                                 -----------    -----------

   Balance, end of period                                        $ 4,279,616    $ 3,181,712
                                                                 ===========    ===========

     See notes to condensed consolidated financial statements

Non Cash Investing and Financing Activities:

During the six months ended June 30, 2004, the Company was released from its obligation to buy 65,000 shares under the provisions of the Repurchase Agreement described below in Note 11. As a result, $171,560 of the liability for Common Stock Subject to Repurchase was reduced, with this amount recorded as an adjustment to Additional Paid in Capital.

In June 2004, upon the sale of an aircraft, the Company paid-off the outstanding debt on the aircraft of approximately $415,000 with a portion of the proceeds from a loan used to finance the purchase of a new aircraft.

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

In the opinion of management, the accompanying financial statements reflect all adjustments, all of which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively.

The results disclosed in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.


Note 2.  Marketable Securities
         ---------------------

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). This standard requires the following:

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

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date.

As of June 30, 2004, marketable securities consisted of mutual funds. As of June 30, 2004, such mutual fund investments are considered as trading securities under the provisions of SFAS No. 115 and are reported at fair value with material unrealized gains and losses reflected in earnings.


Note 3.  Sale of Marketable Equity Securities
         ------------------------------------

The Company purchased 451,250 shares of common stock of Omtool Ltd. in a transaction completed in May 2003. In June 2004, the Company sold 101,250 shares of common stock of Omtool Ltd. in public resales at a price of approximately $9.01 per share, net of broker's commissions, for a total of approximately $912,000 in cash, excluding costs related to the sale. In March 2004, the Company had sold 350,000 shares of common stock of Omtool Ltd. to Omtool in a private transaction at a price of $5.75 per share for a total of $2,012,500 in cash, excluding costs related to the sale. The foregoing share amounts have been adjusted to reflect Omtool Ltd.'s April 27, 2004 two-for-one stock split. These sales resulted in a pretax gain of approximately $2,218,000. The Company has now sold all of its shares of Omtool Ltd.

Note 4.  Sale and Purchase of Aircraft
         -----------------------------

In June 2004, the Company sold its 50% interest in an aircraft it had purchased in January 2003. The Company, along with the owner of the other 50% interest in the aircraft, each sold their respective interests in the aircraft for approximately $874,000 with the proceeds used to pay in full each party's proportionate share of the Promissory Note co-signed and co-guaranteed at the time of the aircraft's purchase. The Company's guarantee on the Note ended upon payoff. The total balance on the Note at the time of pay-off was approximately $830,000, with the Company's proportionate share approximating $415,000. No gain or loss was recorded on the sale as the cash proceeds from the sale approximated the net book value of the aircraft.

Concurrent with the foregoing aircraft sale, the Company purchased a 33% interest in another aircraft for $600,000 through its 100% owned subsidiary, ASA Aircraft, LLC for a total purchase price of $1,800,000. A note for $1,530,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of the 33% interest in the aircraft. The Company is obligated for 33% of the $1,530,000 note, and is a guarantor on the remaining 67%. The Company funded its 33% share of the $270,000 downpayment on the aircraft or $90,000 along with the 33% share of the downpayment or $90,000 of one of the co-borrowers. The co-borrower has agreed to repay the $90,000 to the Company by December 31, 2004. The two other co-borrowers on the note are each liable for 33% of the note and are also guarantors of the Company's liability. The 5-year note with interest at prime (4.00% at June 30, 2004) plus .25% calls for monthly principal and interest payments of $11,521 through December 2007 with a final payment of approximately $1,142,206 plus interest due in July 2009. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the three borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," and based upon the bank's appraisal of the value of the aircraft and that only 85% of the purchase price was financed, management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements.

Note 5.  License Agreement
         -----------------

In June 2004 the Company entered into a license agreement to become a reseller of an enterprise software product for smaller-sized independent tire dealers. Under the terms of the agreement, which extends through December 31, 2005, the Company paid a one-time license fee of $200,000 for the exclusive right to market the software along with a total of $200,000 prepaid license fees which are earned by the licensor as the product is sublicensed by the Company. Any unearned prepaid license fees remaining at the end of the license term would be retained by the licensor. The agreement can be terminated at will by either party subject to the refund to the Company or by the licensor of the one-time license fee and any unearned prepaid license fees if the licensor terminates the agreement without cause before the end of the term.

Note 6.  Earnings (Loss) per Share
         -------------------------

                                                    Three Months Ended             Six Months Ended
                                                        June 30,                       June 30,
                                               --------------------------  -----------------------------
                                                   2004          2003           2004             2003
                                               --------------------------  -----------------------------
Numerator
   Net earnings (loss)                         $   392,979   $  (249,990)   $ 1,444,109      $  (356,765)

Numerator for diluted earnings  (loss) per
   share income available to common
   shareholders                                $   392,979   $  (249,990)   $ 1,444,109      $  (356,765)

Denominator:
  Denominator for basic and diluted loss
  per share - weighted average shares            1,877,352     2,044,452      1,896,553        2,092,472

Effect of dilutive
securities:

  Employee stock options                            64,681           -           59,564               -
                                               --------------------------  -----------------------------

Dilutive potential common shares
  Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                 1,942,033     2,044,452      1,956,117        2,092,472
                                               ===========   ===========     ==========      ===========

Basic earnings (loss) per share                $      0.21   $     (0.12)    $     0.76      $     (0.17)
                                               ===========   ===========     ==========      ===========

Diluted earnings (loss) per share              $      0.20   $     (0.12)    $     0.74      $     (0.17)
                                               ===========   ===========     ==========      ===========


The following table summarizes securities which were outstanding as of June 30, 2004 and 2003 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                   ----------     -----------
                                                      2004            2003
                                                   ----------     -----------

Employee Stock Options                               47,650         186,265
                                                   ==========     ===========

Note 7.  Stock Options
         -------------

At June 30, 2004, the Company has four stock based compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                          Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                         -----------------------    ---------------------------

                                            2004          2003           2004           2003
                                            ----          ----           ----           ----

Net earnings (loss)        As reported   $ 392,979    $ (249,990)   $ 1,444,109    $  (356,765)
                           Pro forma       367,176      (274,566)     1,392,503       (397,816)

Basic earnings (loss)      As reported   $    0.21    $    (0.12)   $      0.76    $     (0.17)
  per share                Pro forma          0.20         (0.13)          0.73          (0.19)

Diluted earnings (loss)    As reported   $    0.20    $    (0.12)   $      0.74    $     (0.17)
  per share                Pro forma          0.19         (0.13)          0.71          (0.19)


Note 8.  Reverse/Forward Stock Splits and Going Private Transaction
         ----------------------------------------------------------

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

The proposed transaction is subject to approval by the holders of a majority of the issued and outstanding shares of the Company common stock. Stockholders will be asked to approve the transaction at the Company's next annual meeting of stockholders, currently expected to be held in September of this year.

In April 2004, the Company also filed a preliminary proxy statement and Schedule 13E-3 with the SEC which outlined the transaction. Amendments to the preliminary proxy statement and Schedule 13E-3 filed with the SEC in June and July 2004.

Note 9.  Notes Payable - Bank
         --------------------

In May 2004, the Company renewed through June 30, 2005, its revolving demand loan agreement with a bank for up to $1,500,000 which bears interest at prime plus 1/2%.

Note 10. Employee Stock Ownership Plan
         -----------------------------

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

The Company may, but is not required to, make contributions to the ESOP in cash or Company stock. The ESOP may borrow money to purchase Company stock. Employee contributions are not permitted. Company contributions may be used by the ESOP to repay any current loan obligation incurred to purchase Company stock, to purchase Company stock from existing shareholders, or to purchase Company stock directly from the Company. The ESOP may also invest in assets other than Company stock, or may hold ESOP assets in cash. As of June 30, 2004, no contributions have been made to the ESOP.

Note 11.  Common Stock Subject to Repurchase
          ----------------------------------

In connection with the Company's merger with CompuTrac, Inc. the Company entered into a Repurchase Stock Agreement (the Repurchase Agreement) with Harry W. Margolis and certain members of this family. During the six months ended June 30, 2004, the Company was released from its obligation to buy 65,000 shares under the provisions of the Repurchase Agreement. Therefore, the Company reduced its liability for common stock subject to repurchase related to these shares. As of June 30, 2004, the remaining liability consists of 64,439 shares of common stock subject to repurchase at $2.70 per share.

Note 12.   Segment Reporting and Geographic Information:
           ---------------------------------------------

The Company has four principal operating and reportable segments engaged in the design, development and servicing of its proprietary enterprise software for (1) tire dealers, (2) law firms, (3) project-based services companies, and (4) manufacturing and distribution companies. The Company also has a fifth reportable segment comprised of its corporate services group which provides centralized administrative support for its operating businesses, in areas such as human resources, legal, tax, audit, insurance, and budgeting and planning. The corporate services group also includes the assets and operating costs of the Company's real estate and aircraft which are not reportable separately. The operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer has been identified as the chief operating decision maker. The Company's chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment prior to the allocation to the business segment of the costs associated with the corporate services group.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before taxes. The accounting policies of the business segments are the same as those described in "Note A: Summary of Significant Accounting Policies" of the Company's Annual Report on Form 10-K. The measurements used in reporting segment information compared to those used in the company's financial statements are the same. There is typically no intersegment sales activity.

The following tables show the operations of the Company's reportable segments:

                                                          Project-         Manufacturing
                                                           based                and
                           Tire            Legal         Services           Distribution       Corporate      Consolidated
                        --------------------------------------------------------------------------------------------------
  Three Months Ended
    June 30, 2004
----------------------
Revenues from            $ 1,872,000      $1,491,000      $ 393,000        $   448,000      $         -     $  4,204,000
unaffiliated customers

Earnings (loss)before        251,000         305,000        (85,000)           (24,000)        (348,000)          99,000
taxes (1)

Total assets (2)           1,652,000       2,266,000        756,000          1,359,000       12,715,000       18,748,000

Property additions             3,000               -              -              5,000          600,000          608,000

Interest expense                   -               -              -                  -          (57,000)         (57,000)

Interest income                    -               -              -                  -           83,000           83,000

Depreciation and              30,000          84,000         94,000             13,000           33,000          210,000
amortization

  Three Months Ended
    June 30, 2003
----------------------

Revenues from             $1,773,000      $1,370,000      $ 475,000        $   478,000      $         -     $  4,096,000
unaffiliated customers

Earnings (loss)before        271,000         182,000       (289,000)          (124,000)        (423,000)        (383,000)
taxes (1)

Total assets (2)           3,108,000       2,928,000       1,426,000          1,808,000       9,348,000       18,618,000

Property additions             3,000           8,000               -                  -          25,000           36,000

Interest expense                   -               -               -                  -         (83,000)         (83,000)

Interest income                    -               -               -                  -          88,000           88,000

Depreciation and              44,000          94,000         188,000             10,000          92,999          428,999
amortization

  Six Months Ended
    June 30, 2004
----------------------

Revenues from             $3,711,000      $2,769,000      $1,012,000        $   951,000     $         -     $  8,443,000
unaffiliated customers

Earnings (loss)              399,000         496,000          36,000             10,000        (790,000)         151,000
before taxes (1)

Total assets (2)           1,652,000       2,266,000         756,000          1,359,000      12,715,000       18,748,000

Property additions            20,000               -               -             20,000         651,000          691,000

Interest expense                   -               -               -                  -        (116,000)        (116,000)

Interest income                    -               -               -                  -         154,000          154,000

Depreciation and              57,000         169,000         188,000             26,000          71,000          511,000
amortization

  Six Months Ended
    June 30, 2003
----------------------

Revenues from             $3,516,000      $2,708,000      $1,152,000       $ 1,015,000      $         -     $  8,391,000
unaffiliated customers

Earnings (loss)              495,000         310,000        (372,000)         (198,000)        (852,000)        (617,000)
before taxes (1)

Total assets (2)           3,108,000       2,928,000       1,426,000         1,808,000        9,348,000       18,618,000

Property additions             3,000           8,000               -                 -          609,000          620,000

Interest expense                   -               -               -                 -         (175,000)        (175,000)

Interest income                    -               -               -            21,000          190,000          211,000

Depreciation and              60,000         141,000         342,000            20,000           93,000          656,000
amortization

(1) Earnings (loss) before taxes of the principal businesses exclude the effects of net other income, interest income/expense, and a gain on the sale of marketable equity securities.

(2) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities, notes receivable, certain land and buildings, vehicles and aircraft, and certain other assets.

Note 13.  Subsequent Events
          -----------------

Split-dollar life insurance programs are not specifically exempted by the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers. In July 2004, ASA terminated the Company's Chief Executive Officer's split-dollar life insurance program, which had not been modified since the adoption of Sarbanes-Oxley, and replaced it with a new executive benefit package that includes an executive life plan and a supplemental retirement plan. The replacement was based on a comparison of the costs and benefits of the old split-dollar plan and the new benefit plan.

The new executive life plan is a $2,000,000 policy that will be owned by a trust of which the Officer or his designees are the beneficiaries. The Company will pay the annual premiums of approximately $53,921 for the plan, which will be reported as income to the Officer and will be deductible to the Company as paid, and will continue to pay such premiums through the Officer's retirement as a retirement benefit.

The new supplemental retirement plan is a $2,670,313 policy that will be owned by the Company. The Company will fund the first year premium of approximately $560,000 and pay annual premiums of approximately $60,000 for the following nine years. The cash surrender value to the Company of the terminated split-dollar life insurance policy of approximately $540,572, will be used to fund the first year premium. The new policy will be used to reimburse the Company for its funding of post-retirement income of the Officer of $200,000 for ten years, which will be reported as income to the Officer and will be deductible to the Company as paid. In the event that the Officer dies prior to retirement, his beneficiary will receive a lump sum payment of $2,100,000, which would be reported as income to the beneficiary and deductible by the Company. Upon his death subsequent to retirement, any unpaid post retirement income due under the plan will be paid by the Company to the Officer's beneficiary.

The benefits of the replacement to the Company include termination of a split-dollar life insurance program that the Company could not modify since the adoption of Sarbanes-Oxley Act and use of more highly rated insurance carriers. On a cost basis, the costs of the old split-dollar plan (approximately $115,000 on an annual basis) and the new benefit plan are similar. The new insurance coverage was effective on June 1, 2004 upon payment of an initial deposit of approximately $37,000.

In July 2004, Company entered into an agreement to guarantee $500,000 in payment obligations to a bank under a letter of credit on behalf of CommercialWare, Inc. The guarantee extends from July 19, 2004 until March 2, 2005 and is secured by a subordinated security interest in the tangible assets of CommercialWare, Inc.

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

Management Overview

The Company designs and develops proprietary enterprise software for the tire dealer, legal, project-based services, and manufacturing and distribution software markets. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware.

Business Environment

The software industry is subject to economic cycles, and has in the past experienced and is likely in the future to experience, recessionary periods. During the two year period ending June 30, 2004, many sectors of the software industry experienced the effects of a downturn in economic conditions. This downturn lead to reduced demand for the products and services provided by software companies like ASA. These changes in demand and in economic conditions have limited, and may continue to limit, sales of licenses to new and existing customers. These conditions have also resulted in longer customer sales cycles, and delays in or rescheduling of orders. Such conditions have and could continue to affect ASA's results of operations, since a significant portion of the Company's operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. During these downturns, the Company carefully monitors and often adjusts the number of its employees in an effort to control its personnel costs which is its largest variable and controllable operating expense. Since the Company operates in highly competitive markets, it is required to make ongoing investments in sales and marketing activities and continue to produce new and enhanced software products.

Overview of Company Operations

     The Company's ability to increase its overall revenues is dependent on its ability to generate sales of its proprietary enterprise software or add-on modules to new and/or existing customers. Such software sales are typically accompanied by professional services revenue associated with customer requirements for implementation and training. Proprietary enterprise software sales, along with its ability to retain its existing customers, allow the Company to maintain or increase its core of ongoing revenues from maintenance and support. The Company's ability to attain profitability is largely dependent upon its ability to properly match its operating costs, primarily its personnel costs, to its existing revenue level on a timely basis. The Company forecasts annually the level of revenue anticipated for the upcoming year and plans staffing levels and its cost structure accordingly to produce profitable operations. Each month the Company monitors its progress against its forecast, and should the Company determine that the required level of revenue is not likely to be attained, its expenditures are adjusted to the existing revenue level. In order to minimize the likelihood for frequent and disruptive cost and personnel reductions, the Company has traditionally targeted modest revenue growth (10% or less) from year to year. Staffing and other expenditures are matched to existing, predictable revenue rather than a level of revenue growth that may be too optimistic.

In an effort to improve its prospects for growth in a historically volatile industry, the Company has also pursued a strategy of growth through acquisitions. These acquisitions have primarily involved the purchase of entire companies, although software products complementary to the Company's existing product lines have also been acquired. The Company has successfully consummated and integrated a number of acquisitions in the past which have contributed to an increase in the Company's revenue and earnings. However, the timing of identifying and completing the acquisition of suitable and affordable companies is highly unpredictable. In addition, these acquisitions involve many risks associated with successfully integrating the acquired operations, products, technologies, personnel and businesses and realizing anticipated synergies, and economies of scale.

REVENUE

                              Results of Operations

                             Second Quarter of 2004
                                   compared to
                             Second Quarter of 2003

                                                   (000's omitted)
                                   -------------------------------------------------------
                                          Revenue                 Increase / (Decrease)
                                   --------------------         --------------------------
                                     2004         2003          Amount          Percentage
                                     ----         ----          ------          ----------
Services                           $3,004         $3,191         $(187)            (6%)
Product licenses                      966            651           315             48%
Computer and add-on hardware          234            254           (20)            (8%)
                                   ------         ------         -----

Net revenue                        $4,204         $4,096         $ 108              3%
                                   ======         ======         =====

The Company's total revenues increased by approximately $108,000 for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. The changes in the components of the Company's revenue are explained as follows:

Product license revenue
-----------------------

                        Three Months Ended June 30, 2004
                                   compared to
                        Three Months Ended June 30, 2003
                                   -------------------------------------------------------
          (000's omitted)                  Revenue                 Increase / (Decrease)
                                   --------------------         --------------------------
                                     2004         2003          Amount          Percentage
                                     ----         ----          ------          ----------
Tire                               $ 519          $ 395          $ 124              31%
Legal                                394            141            253             179%
Project-based Services                28             73            (45)            (62%)
Manufacturing and Distribution        25             42            (17)            (40%)
                                   -----          -----          -----

Total product license revenue      $ 966          $ 651          $ 315              48%
                                   =====          =====          =====           =====

The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Product license revenues increased by approximately $315,000, or 48%, for the quarter ended June 30, 2004, compared to the the quarter ended June 30, 2003. During the quarter ended June 30, 2004, the Company sold approximately $344,000 in enterprise software, comprising approximately 21 enterprise software systems at an average price of approximately $16,000 per system, compared to approximately $300,000 in enterprise software, comprising approximately 9 systems, averaging approximately $33,000, in the prior year's quarter ended June 30, 2003. In addition, the Company sold approximately $623,000 of additional software modules, primarily to existing customers during the quarter ended June 30, 2004, compared to approximately $351,000 in add-on software module sales during the prior year's comparable period.

Product license revenues increases for the tire and legal systems segments of approximately $124,000 and $253,000, respectively were partially offset by decreases in product license revenues of approximately $45,000 and $17,000 for the project-based services and the manufacturing and distribution systems from the quarter ended June 30, 2004 when compared to the quarter ended June 30, 2003. The increase in product license revenue for tire and legal systems is due to improving demand in those market segments and also reflects, for legal systems, the impact of broadening its product offerings through the integration of the software products acquired from CompuTrac.

Services Revenue
----------------

                        Three Months Ended June 30, 2004
                                   compared to
                        Three Months Ended June 30, 2003

                                  ---------------------------------------------------------
          (000's omitted)                 Revenue                  Increase / (Decrease)
                                  ------------------------       --------------------------
                                    2004           2003          Amount          Percentage
                                    ----           ----          ------          ----------
Tire                               $1,134         $1,125         $    9               1%
Legal                               1,097          1,229           (132)            (11%)
Project-based Services                350            402            (52)            (13%)
Manufacturing and Distribution        423            435            (12)             (3%)
                                   ------         ------          ------

Total service revenue              $3,004         $3,191         $ (187)             (6%)
                                   ======         ======         ======          ======

The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues decreased by approximately $187,000, or 6%, for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

Service revenue decreased for all Company's segments except service revenues for tire sytems which remained approximately unchanged from the prior year's quarter. The decrease in service revenues was due primarily to the smaller number of enterprise software systems sold during the prior year period which reduced client requirements for training and consulting services. As noted above, software sales lead to additional service revenues including ongoing support revenue, and are typically accompanied by professional services revenue associated with customer requirements for implementation and training.

Computer and add-on hardware
----------------------------

The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $20,000, or 8%, for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. The decrease in hardware revenues from existing businesses was due to decreased hardware sales by the tire systems segment. Clients are electing to use third party sources for their hardware needs as price competition continues to increase.

COST OF REVENUE

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development decreased by approximately $71,000, or 8%, for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. The project-based services and legal systems segments accounted for approximately $86,000 and $45,000, respectively of this decrease. The decrease in costs for the project-based services segment was largely the result of a decrease in software amortization costs. The decrease in such costs for the legal systems segment was a result of a decrease of 5 in the number of employees involved in product development for the period ending June 30, 2004 compared to the same period in 2003. The costs of product license and development also decreased slightly ($5,000) for the manufacturing and distribution systems. These decreases were partially offset by an increase in development expenses for the tire systems segment of approximately $65,000 related to new product development activities. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services decreased by approximately $121,000, or 7%, for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. The decrease the cost of services for the period was primarily the result of a reduction of approximately 2 in the number of employees providing services for the project-based services systems segment for the period ending June 30, 2004 compared to the same period in 2003. The cost of services for the project-based services segment decreased by approximately $131,000 for the period. Small decreases in the cost of services also occurred in the legal ($10,000) and the manufacturing and distribution systems ($12,000) segments are a result of decreased revenue from services noted above for these segments. The tire segment's cost of services increased by approximately $32,000 as a result of the increase in revenue from services noted above. The gross margin percentage for services for the period increased to approximately 50% from 49% for the same period in 2003. The Company's margin from services fluctuates from period to period due to changes in the mix of contracts and projects.

Computer and Add-on Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $29,000, or 14%, for the quarter ended June 30, 2004, compared to quarter ended June 30, 2003. The decrease was due to decreased sales of hardware products by the Company's tire systems segment. The gross margin percentage for hardware sales increased to 27% for the quarter ended June 30, 2004, from 21% for the quarter ended June 30, 2003. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold.

EXPENSES

Marketing and Sales. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $46,000, or 6%, for the quarter ended June 30, 2004, compared to the the quarter ended June 30, 2003. The change resulted from an increase in sales and marketing expenses for the tire and legal systems segments of approximately $81,000 and $68,000. Costs increased as a result of the addition of sales personnel by tire
(3) and legal systems (2), and as a result of increased license revenue, additional commission expenses were incurred. The manufacturing and distribution and the project-based services segments sales and marketing expenses decreased by approximately $60,000 and $43,000, respectively due to a reduction in sales personnel of approximately 1 and 2 personnel, respectively, during the quarter ended June 30, 2004 compared to the similar period ended June 30, 2003. The decreases reflect actions taken to eliminate the costs of personnel performing below targeted quota.

General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased approximately $199,000, or 21%, for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. The decrease in general and administrative expenses for the tire systems segment of approximately $20,000 for the period is due primarily to reduced payroll costs related to a manager transferred to client services. General and administrative expenses for the project-based services and the manufacturing and distribution segments decreased by approximately $37,000 and $52,000, respectively. The majority of the decrease in costs for both segments resulted from the payroll cost savings achieved by combining the accounting and administrative functions, ($28,000 and $23,000, respectively), and the closing of the project-based services group's separate office space in Clearwater, Florida, ($9,000 and $29,000, respectively). The operations of both of these segments are now housed in the same offices in Tampa, Florida. The decrease in general and administrative expenses for the legal systems segment of approximately $15,000 for the period is due to reduced outside service and occupancy costs. General and administrative expenses for corporate overhead decreased by approximately $75,000 due to a reduction in bonus expense.

OTHER INCOME

Gain on Sale of Marketable Equity Securities. In June 2004, the Company sold 101,250 shares of common stock of Omtool Ltd. at an average price of approximately $9.01 per share, net of broker's commissions, for a total of approximately $912,000 in cash. The sale resulted in a pretax gain of approximately $755,000.

Net earnings for the quarter ended June 30, 2004 were approximately $393,000, as compared to a net loss of approximately $249,000 for the quarter ended June 30, 2003. The change results from an increase in earnings from operations of approximately $482,000, the gain on the sale of marketable equity securities of approximately $755,000, and an increase in interest income-net of approximately $20,000, partially offset by a decrease in other income-net of approximately $14,000 and an increase in income tax expense of approximately $601,000.

                              Results of Operations

                         Six Months Ended June 30, 2004
                                   compared to
                         Six Months Ended June 30, 2003

                                          -------------------------------------------------------
          (000's omitted)                       Revenue                   Increase / (Decrease)
                                          --------------------          -------------------------
                                            2004          2003          Amount         Percentage
                                            ----          ----          ------         ----------
Services                                  $6,032         $6,410         $ (378)            (6%)
Product licenses                           1,980           1477            503             34%
Computer and add-on hardware                 431            504            (73)           (14%)
                                          ------         ------         ------

   Net revenue                            $8,443         $8,391         $   52              1%
                                          ======         ======         ======           =====

REVENUE

The Company's total revenues increased by approximately $52,000 for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The changes in the components of the Company's revenue are explained as follows:

Product licenses.
-----------------

                         Six Months Ended June 30, 2004
                                   compared to
                         Six Months Ended June 30, 2003

                                          -------------------------------------------------------
          (000's omitted)                       Revenue                   Increase / (Decrease)
                                          --------------------          -------------------------
                                            2004          2003          Amount         Percentage
                                            ----          ----          ------         ----------
Tire                                      $1,009        $  769          $ 240               31%
Legal                                        581           276            305             111%
Project-based Services                       264           270             (6)             (2%)
Manufacturing and Distribution               126           162            (36)            (22%)
                                          ------         -----          -----

Total product license revenue             $1,980        $1,477          $ 503              34%
                                          ======        ======          =====           =====

Product license revenues increased by approximately $503,000, or 34%, for the six months ended June 30, 2004, compared to the the six months ended June 30, 2003. Product license revenues increased for tire and legal systems segments by approximately $240,000 and $305,000, respectively, for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. Product license revenues decreased for the project-based services and the manufacturing and distribution systems segments by approximately $6,000 and $36,000, respectively, for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company sold approximately $873,000 in enterprise software comprising approximately 31 systems at an average price of approximately $28,000 per system compared to the sale of approximately $799,000 in enterprise software comprising approximately 25 systems averaging $32,000 in the prior year's six months ended June 30, 2003. In addition, the Company sold approximately $1,107,000 of additional software modules, primarily to existing customers during the six months ended June 30, 2004 compared to approximately $678,000 in add-on software module sales during the prior year's comparable period.

Services Revenue
----------------

                         Six Months Ended June 30, 2004
                                   compared to
                         Six Months Ended June 30, 2003

                                 -------------------------------------------------------
          (000's omitted)               Revenue                  Increase / (Decrease)
                                 ---------------------         -------------------------
                                  2004           2003           Amount        Percentage
                                  ----           ----           ------        ----------
Tire                             $2,286         $2,245         $   41               2%
Legal                             2,188          2,431           (243)            (10%)
Project-based Services              733            882           (149)            (17%)
Manufacturing and Distribution      825            852            (27)             (3%)
                                 ------         ------         ------

Total service revenue            $6,032         $6,410         $ (378)             (6%)
                                 ======         ======         ======          ======

Service revenues decreased by approximately $378,000, or 6%, for the the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Service revenue decreased for the Company's tire and project-based services systems segments. Service revenue decreased for all the Company's segments except tire sytems services revenues which increased slightly from the prior year's quarter. The decrease in service revenues was due primarily to the smaller number of enterprise software systems sold during the prior year period which reduced client requirements for training and consulting services. As noted above, software sales lead to additional service revenues including ongoing support revenue, and are typically accompanied by professional services revenue associated with customer requirements for implementation and training.

Computer and add-on hardware
----------------------------

Hardware revenues decreased by approximately $73,000, or 14%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The decrease in hardware revenues from existing businesses was due to decreased hardware sales by the tire systems segment. Clients are electing to use third party sources for their hardware needs as price competition continues to increase.

COST OF REVENUE

Services. Cost of services decreased by approximately $295,000, or 9%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The cost of services for the tire segment increased approximately $105,000 during the period due to a lower gross margin on projects for the period compared to the prior year and the effect of a slight increase in service revenue. The cost of services for the legal, project-based services and manufacturing and distribution systems segments all decreased by approximately $88,000, $274,000 and $38,000, respectively during the period. The cost of services for the project-based services and manufacturing and distribution systems segments decreased due to the service personnel reductions made throughout the year ended December 31, 2003 and the deferral of the replacement of personnel lost to attrition. A decrease in the cost of services for the legal systems segments related to the effect of lower service revenues was partially offset by an increase in such costs related to lower gross margin on projects for the period compared to the prior year. The overall gross margin percentage for services for the period increased to approximately 50% from 49% of revenue from services for the same period in 2003. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Product licenses and development. Cost of software license revenues and development decreased by approximately $69,000, or 4%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The project-based services and legal systems segments accounted for approximately $164,000 and $59,000, respectively of this decrease. The decrease in costs for the project-based services segment was largely the result of a decrease in software amortization costs ($154,000). The decrease in such costs for the legal systems segment was a result of a decrease of 5 in the number of employees involved in product development for the period ending June 30, 2004 compared to the same period in 2003. The costs of product license and development also decreased slightly ($15,000) for the manufacturing and distribution systems. These decreases were partially offset by an increase in development expenses for the tire systems segment of approximately $169,000 related to new product development activities. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Computer and Add-on Hardware. Cost of hardware revenues decreased by approximately $71,000, or 18%, for the six months ended June 30, 2004, compared to six months ended June 30, 2003. The decrease was due to decreased sales of hardware products by the Company's tire systems segment. The gross margin percentage for hardware sales increased to 26% for the six months ended June 30, 2004, from 22% for the six months ended June 30, 2003. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.

EXPENSES

Marketing and Sales. Marketing and sales expenses decreased by approximately $34,000, or 2%, for the six months ended June 30, 2004, compared to the the six months ended June 30, 2003. The change resulted from an increase in sales and marketing expenses for the tire and legal systems segments of approximately $115,000 and $56,000. This increase was the result of the addition of sales personnel by tire (3) and legal systems (2), and an increase in commission expenses associated with higher license revenues. In the manufacturing and distribution and the project-based services segments, sales and marketing expenses decreased by approximately $143,000 and $62,000, respectively due to a reduction in sales personnel of approximately 1 and 2 personnel, respectively, during the quarter ended June 30, 2004, compared to the similar period ended June 30, 2003. The change reflects actions taken to eliminate the costs of personnel performing below targeted quota.The decrease for the manufacturing and distribution segment also reflects the elimination of the allocated costs for the sales and marketing activities of an executive who was terminated.

General and Administrative. General and administrative expenses decreased approximately $248,000, or 13%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The change includes decreases in general and administrative expenses from all Company segments as well as corporate overhead. The decrease in general and administrative expenses for the tire systems segment of approximately $17,000 for the period is due primarily to reduced payroll costs related to a manager transferred to client services. General and administrative expenses for the project-based services and the manufacturing and distribution segments decreased by approximately $58,000 and $76,000, respectively. The majority of the decrease in costs for both segments resulted from the payroll cost savings achieved by combining the accounting and administrative functions, ($36,000 and $27,000, respectively), and the closing of the project-based services group's separate office space in Clearwater, Florida ($22,000 and $49,000, respectively). The operations of both of these segments are now housed in the same offices in Tampa, Florida. The decrease in general and administrative expenses for the legal systems segment of approximately $35,000 for the period is due to reduced outside service and occupancy costs. General and administrative expenses decreased by approximately $62,000 for corporate overhead due to a reduction in bonus expense of approximately $75,000 which was partially offset by small increases in overhead expenses.

Bad Debt Expense. During the six months ended June 30, 2004, the Company's balance in the allowance for doubtful accounts decreased from approximately $123,000 at December 31, 2003 to approximately $111,000 at June 30, 2004. During the six months ended June 30, 2004, the project-based services segment wrote-off approximately $9,000 for a customer for a disputed amount, and also wrote-off a number of customer balances or invoices, each of which was individually less than $5,000, which totaled approximately $12,000, and which were also for disputed amounts or amounts deemed uncollectible. The tire, legal and manufacturing and distribution systems segments also wrote-off a number of customer balances on invoices, each of which was individually less than $5,000, and which totaled approximately $3,000, $4,000, and $6,000, respectively, related to disputed amounts or amounts deemed uncollectible. Approximately $22,000 was added to the allowance for doubtful accounts during the six months ended June 30, 2004.

OTHER INCOME

Gain on Sale of Marketable Equity Securities. The Company purchased 451,250 shares of common stock of Omtool Ltd. in a transaction completed in May 2003. In June 2004, the Company sold 101,250 shares of common stock of Omtool Ltd. in public resales at a price of approximately $9.01 per share, net of broker's commissions, for a total of approximately $912,000 in cash, excluding costs related to the sale. In March 2004, the Company had sold 350,000 shares of common stock of Omtool Ltd. to Omtool in a private transaction at a price of $11.50 per share for a total of $2,012,500 in cash, excluding costs related to the sale. The foregoing share amounts have been adjusted to reflect Omtool Ltd.'s April 27, 2004 two-for-one stock split. These sales resulted in a pretax gain of approximately $2,218,000. The Company has now sold all of its shares of Omtool Ltd.


Net earnings for the six months ended June 30, 2004 were approximately $1,444,000, as compared to a net loss of approximately $357,000 for the six months ended June 30, 2003. The change results from an increase in earnings from operations of approximately $768,000, the gain on the sale of marketable equity securities of approximately $2,218,000, and an increase in interest income-net of approximately $2,000, partially offset by a decrease in other income-net of approximately $62,000 and an increase in income tax expense of approximately $1,125,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents at June 30, 2004 of approximately $4,280,000, a decrease of approximately $466,000 from December 31, 2003. The Company and its subsidiaries had a maximum line of credit totaling $1,500,000, subject to a formula, which was available at June 30, 2004. At June 30, 2004, the Company had approximately $2,522,000 invested in marketable securities in a mutual fund, and had no such investments at December 31, 2003.

The Company purchased 451,250 shares of common stock of Omtool Ltd. in a transaction completed in May 2003. In June 2004, the Company sold 101,250 shares of common stock of Omtool Ltd. in public resales at a price of approximately $9.01 per share, net of broker's commissions, for a total of approximately $912,000 in cash, excluding costs related to the sale. In March 2004, the Company had sold 350,000 shares of common stock of Omtool Ltd. to Omtool in a private transaction at a price of $5.75 per share for a total of $2,012,500 in cash, excluding costs related to the sale. The foregoing share amounts have been adjusted to reflect Omtool Ltd.'s April 27, 2004 two-for-one stock split. These sales resulted in a pretax gain of approximately $2,218,000. The Company has now sold all of its shares of Omtool Ltd.

In June 2004, the Company sold its 50% interest in an aircraft it had purchased in January 2003. The Company, along with the owner of the other 50% interest in the aircraft, each sold their respective interests in the aircraft for approximately $874,000 with the proceeds used to pay in full, each party's proportionate share of the Promissory Note co-signed and co-guaranteed at the time of the aircraft's purchase. The Company's guarantee on the Note ended upon payoff. The total balance on the Note at the time of pay-off was approximately $830,000, with the Company's proportionate share approximating $415,000. No gain or loss was recorded on the sale as the cash proceeds from the sale approximated the net book value of the aircraft. Concurrent with the foregoing aircraft sale, the Company purchased a 33% interest in another aircraft through its 100% owned subsidiary, ASA Aircraft, LLC for a total purchase price of $1,800,000. A note for $1,530,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of the 33% interest in the aircraft. The Company is obligated for 33% of the $1,530,000 note, and is a guarantor on the remaining 67%. The two other co-borrowers on the note are unrelated parties that are each liable for 33% of the note and are also guarantors of the Company's liability. The 5-year note with interest at prime (4.00% at June 30, 2004) plus .25% calls for monthly principal and interest payments of $11,521 through December 2007 with a final payment of approximately $1,142,206 plus interest due in July 2009. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the three borrowers.

In July 2004, ASA terminated the Company's Chief Executive Officer's split-dollar life insurance program, which had not been modified since the adoption of Sarbanes-Oxley, and replaced it with a new executive benefit package that includes an executive life plan and a supplemental retirement plan. The replacement was based on a comparison of the costs and benefits of the old split-dollar plan and the new benefit plan.

The new executive life plan is a $2,000,000 policy that will be owned by a trust of which the Officer or his designees are the beneficiaries. The Company will pay the annual premiums of approximately $53,921 for the plan, which will be reported as income to the Officer and will be deductible to the Company as paid, and will continue to pay such premiums through the Officer's retirement as a retirement benefit.

The new supplemental retirement plan is a $2,670,313 policy that will be owned by the Company. The Company will fund the first year premium of approximately $560,000 and pay annual premiums of approximately $60,000 for the following nine years. The cash surrender value to the Company of the terminated split-dollar life insurance policy of approximately $540,572, will be used to fund the first year premium. The new policy will be used to reimburse the Company for its funding of post-retirement income of the Officer of $200,000 for ten years, which will reported as income to the Officer and will be deductible to the Company as paid. In the event that the Officer dies prior to retirement, his beneficiary will receive a lump sum payment of $2,100,000, which would be reported as income to the beneficiary and deductible by the Company. Upon his death subsequent to retirement, any unpaid post retirement income due under the plan will be paid by the Company to the Officer's beneficiary.

In July 2004, Company entered into an agreement to guarantee $500,000 in payment obligations to a bank under a letter of credit on behalf of CommercialWare, Inc. The guarantee extends from July 19, 2004 until March 2, 2005 and is secured by a subordinated security interest in the tangible assets of CommercialWare, Inc.

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

Pursuant to the transaction, stockholders holding fewer than 600 shares of the Company common stock immediately before the transaction will receive from the Company cash payment for fractional shares equal to $5.00 per pre-split share. Stockholders holding 600 or more shares of the Company common stock immediately before the transaction will continue to hold the same number of shares after completion of the transaction and will not receive any cash payment. The Board of Directors received an opinion from its financial advisor, vFinance Investments, Inc., that the cash consideration to be paid in the proposed transaction is fair, from a financial point of view, to the Company's stockholders. The total cash to be paid for fractional shares is estimated to be approximately $1,630,000, based on an estimate of approximately 326,000 shares of Common Stock held by the record and beneficial stockholders holding fewer than 600 shares. The expenses of the transaction, all of which will be paid by the Company and which include professional fees and other expenses related to the transaction, are expected to total approximately $260,000.

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

Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at June 30, 2004 was $1,673,401, net of an allowance of $111,161, and at December 31, 2003 was $1,466,719, net of an allowance for doubtful accounts of $122,646.

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

ASA has entered into a revolving demand loan agreement with a bank for up to $1,500,000 (which cannot exceed 80% of qualified accounts receivables), bearing interest at a rate approximating prime plus .5%, which extends through June 30, 2005. The revolving demand loan is subject to certain terms and conditions, including maintenance of a stated tangible net worth, stated debt service coverage and debt to tangible net worth ratios. Payment of dividends is prohibited under the terms of the agreement. Borrowings are secured by the personal property of ASA. Although ASA has no indebtedness under the revolving demand loan agreement, ASA may need to borrow money in the future. If ASA is unable to borrow under the agreement, ASA may be unable to raise sufficient additional capital when needed, on favorable terms, or at all. If ASA's borrowings under the agreement are insufficient, the agreement includes provisions and covenants that would restrict ASA's ability to incur further indebtedness. If ASA's capital resources are insufficient to meet future capital requirements, ASA will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to ASA's stockholders. If ASA is unable to obtain adequate funds on reasonable terms, ASA may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

The trading prices of ASA's common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the software industry, changes in general economic conditions and economic conditions in the software industry changes, in securities analysts' recommendations regarding ASA's securities, and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of ASA's common stock to decline.

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

                                     PART II

                                OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a) Exhibits
        --------

        10.1 Promissory Note made payable to Regions Bank by ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004.
        10.2 Business Loan Agreement by and between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004.
        10.3 Aircraft Security Agreement between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004
        10.4 Commercial Guaranty between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004.
        10.5 Third Amended and Restated Security Agreement by and among CommercialWare, Inc., Transaction Smartware, Inc., ASA International Ltd. and Capital Resource Partners IV, L.P., dated dated July 19, 2004
        10.6 Letter Agreement by and among CommercialWare, Inc., ASA International Ltd. and Capital Resource Partners IV, L.P., dated July 19, 2004
        10.7 License Agreement between ASA International Ltd and Quality Design Systems, Inc. dated June 1, 2004
        31.1    Section 302 Certification of Chief Executive Officer.
        31.2    Section 302 Certification of Chief Financial Officer.
        32.1    Section 906 Certification of Chief Executive Officer.
        32.2    Section 906 Certification of Chief Financial Officer.

    (b)  Reports on Form 8-K
         -------------------

         The Registrant filed three Current Reports on Form 8-K during the quarter ended June 30, 2004.

         On April 16, 2004, the Registrant filed a Form 8-K reporting under Item 5 that the Registrant had issued a press release announcing that ASA's Board of Directors had unanimously approved a reverse 1-for-600 split of ASA's common stock to be followed immediately by a forward 600-for-1 split.

         On May 14, 2004, the Registrant filed a Form 8-K reporting under Item 12 that the Registrant had issued a press release announcing results of operations for the first fiscal quarter ended March 31, 2004.

         On June 29, 2004, the Registrant filed a Form 8-K reporting under Item 5 that the Registrant had sold its remaining 101,250 shares of Omtool common stock in the public market.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASA International Ltd.
                                   ----------------------
                                       (Registrant)




08/13/04                           /s/ Alfred C. Angelone
--------                           ----------------------
(Date)                             (Signature)
                                   Alfred C. Angelone
                                   Chief Executive Officer





08/13/04                           /s/ Terrence C. McCarthy
--------                           ------------------------
(Date)                             (Signature)
                                   Terrence C. McCarthy
                                   Vice President, Secretary, and Treasurer