Form 10-K/A
period 2003-12-31
ASA INTERNATIONAL LTD
filed 2004-10-01
CIK 793961

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


Securities registered pursuant to Section 12(b) of the Act:

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

Yes:    X          No:       .
      -----            ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

Yes:                No:    X  .
      ------            ------



    As of March 22, 2004, 1,910,765 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3,410,000.

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

     Tire Systems. Our tire systems product line consists of an integrated offering of systems and services designed specifically for the multi-user environments of today's tire and automotive after-market businesses. The Company markets its flagship products TireMax(R) and TirePro(R) and offers e-commerce and business-to-business services through eTireLink as well as ASP services. In 2003, a Business Intelligence data mining product called Analytix was released which interfaces to TireMax(R) and TirePro(R).

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

Manufacturing and Distribution Systems
--------------------------------------

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

Revenue by Product Line
-----------------------

    During the fiscal years ended December 31, 2003, 2002, and 2001, the Company's revenue by product line was approximately as follows:

                                     2003                    2002                  2001
                                     ----                    ----                  ----
Product Line                Revenue         %      Revenue         %     Revenue           %
------------                -------         -      -------         -     -------           -
Tire Systems             $ 6,625,000       41%  $ 8,438,000       53%  $ 6,852,000        47%
Legal Systems              5,385,000       34%    4,567,000       28%    3,416,000        23%
Project-Based
   Services Systems        2,019,000       13%    2,913,000       18%    4,477,000        30%
Manufacturing and
   Distribution Systems    1,887,000       12%      138,000        1%           --        --

                         -----------   ------   -----------   ------   -----------   -------

                         $15,916,000      100%  $16,056,000      100%  $14,745,000       100%
                         ===========   ======   ===========   ======   ===========   =======

Backlog
-------

    Set forth below is information concerning the Company's backlog at December 31, 2003 and 2002, respectively:

                                                           Backlog at December 31,
                                                           -----------------------

                                            2003                                   2002
                                            ----                                   ----
                                                    Support                                Support
Product Line                        Total           Contracts              Total           Contracts
------------                        -----           ---------              -----           ---------
Tire Systems/Legacy Products    $     3,700,000  $     2,900,000      $     3,100,000   $     2,700,000
Legal Systems                         3,700,000        3,200,000            3,900,000         3,600,000
Project-based Services Systems        1,100,000        1,100,000            1,400,000         1,300,000
Manufacturing and
   Distribution Systems                 900,000          900,000              500,000           500,000
                                ---------------- ----------------     ----------------  ----------------

                                $     9,400,000  $     8,100,000      $     8,900,000   $     8,100,000
                                ================ ================     ================  ================


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

The Company maintains the following additional offices:

                                                      Current       Date of Lease
                Location         Monthly Rent       Office Area     Expiration
                --------         ------------       -----------     ----------
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


                                     PART II

ITEM 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

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

     During 2002 and 2003, the Company purchased 23,148 and 55,548 shares, respectively, of its stock at $2.70 per share under the Stock Repurchase Agreement related to the CompuTrac acquisition. Also during 2003, the Company purchased 3,392 shares at $2.10 per share from a shareholder.

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

                                                   (000's omitted)
                                               Years Ended December 31,

                                   2003       2002      2001       2000       1999
                                   ----       ----      ----       ----       ----
Operating Data:                                (a)                (b) (c)    (d)(e)
Revenues                         $ 15,916   $ 16,056  $ 14,745   $ 19,633   $ 25,623
Costs of Revenue, Expenses and
   Other Income and Expenses
   excluding income tax expense    16,847     15,383    15,194     19,349     21,534
Earnings (Loss)
   from Operations                 (1,647)       295      (931)    (5,242)       491
Net Earnings (Loss)                  (515)       408      (309)        29      2,167

Basic Earnings (Loss) per
   Common Share                  $  (0.25)  $   0.24  $  (0.20)  $   0.02   $   1.34
Diluted Earnings (Loss) per
   Common Share                  $  (0.25)  $   0.22  $  (0.20)  $   0.02   $   1.26

Balance Sheet Data:                2003       2002      2001       2000       1999
                                   ----       ----      ----       ----       ----

Total Assets                     $ 17,799   $ 19,896  $ 16,748   $ 18,601   $ 27,870
Long-Term Obligations               3,210      3,596     3,661      3,744      3,915
Long-Term Liabilities - other         830
                                                 999       709        725        769
Shareholders' Equity               10,437     10,747     9,405      9,716     10,240

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

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

This Annual report on Form 10-K contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's revenues, gross margins, acquisitions, and expected cash flow. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: the risks associated with acquisitions; the ability of the Company to adapt to the rapid changes in the software industry and compete with companies with significantly greater financial and technical resources; the loss of executive officers and key personnel who are critical to the Company's business; the volume and timing of orders received during the period, which are difficult to forecast; the successful completion and sale of new products and enhancements to existing products; the availability of additional capital in the future and financial market volatility; and general economic and business conditions. Management believes these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Accordingly, there can be no assurances that any anticipated future results will be achieved and the forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                               MANAGEMENT OVERVIEW


The Company designs and develops proprietary enterprise software for the tire dealer, legal, project-based services, and manufacturing and distribution software business segments. The Company's revenues are derived from the licensing of the Company's software products, from client service and support, and from the sale of third party computer and add-on hardware.

Business Environment

The software industry is subject to economic cycles, and has in the past experienced and is likely in the future to experience, recessionary periods. During the three year period ending December 31, 2003, many sectors of the software industry experienced the effects of a downturn in economic conditions. This downturn lead to reduced demand for the products and services provided by software companies like ASA. These changes in demand and in economic conditions have limited, and may continue to limit, sales of licenses to new and existing customers. These conditions have also resulted in longer customer sales cycles, and delays in or rescheduling of orders. Such conditions have and could continue to affect ASA's results of operations, since a significant portion of the Company's operating costs (such as personnel, rent, and depreciation) are fixed in advance of a particular quarter. During these downturns, the Company carefully monitors and often adjusts the number of its employees in an effort to control its personnel costs which is its largest variable and controllable operating expense. Since the Company operates in highly competitive markets, it is required to make ongoing investments in sales and marketing activities and continue to produce new and enhanced software products.

Overview of Company Operations

The Company's ability to increase its overall revenues is dependent on its ability to generate sales of its proprietary enterprise software or add-on modules to new and/or existing customers. Such software sales are typically accompanied by professional services revenue associated with customer requirements for implementation and training. Proprietary enterprise software sales, along with its ability to retain its existing customers, allow the Company to maintain or increase its core of ongoing revenues from maintenance and support. The Company's ability to attain profitability is largely dependent upon its ability to properly match its operating costs, primarily its personnel costs, to its existing revenue level on a timely basis. The Company forecasts annually the level of revenue anticipated for the upcoming year and plans staffing levels and its cost structure accordingly to produce profitable operations. Each month the Company monitors its progress against its forecast, and should the Company determine that the required level of revenue is not likely to be attained, its expenditures are adjusted to the existing revenue level. In order to minimize the likelihood for frequent and disruptive cost and personnel reductions, the Company has traditionally planned on modest revenue growth (10% or less) from year to year. Staffing and other expenditures are matched to existing, predictable revenue rather than a level of revenue growth that may be too optimistic.

In an effort to improve its prospects for growth in a historically volatile industry, the Company has also pursued a strategy of growth through acquisitions. These acquisitions have primarily involved the purchase of entire companies, although software products complementary to the Company's existing segments have also been acquired. The Company has successfully consummated and integrated a number of acquisitions in the past which have contributed to an increase the Company's revenue and earnings. However, the timing of identifying and completing the acquisition of suitable and affordable companies is highly unpredictable. In addition, these acquisitions involve many risks associated with successfully integrating the acquired operations, products, technologies, personnel and businesses and realizing anticipated synergies, and economies of scale.


RESULTS OF OPERATIONS

Comparison of 2003 to 2002

                                                    (000's omitted)
                                       -----------------------------------------
                                             Revenue         Increase/(Decrease)
                                       -----------------     -------------------

                                         2003      2002      Amount   Percentage
                                         ----      ----      ------   ----------

Product licenses                        $ 2,782   $ 3,606   $  (824)       (23)%
Services                                 12,169    10,916     1,253         11%
Computer and add-on hardware                965     1,534      (569)       (37)%
                                        -------   -------   -------    -------

Total Revenue                           $15,916   $16,056   $  (140)        (1)%
                                        =======   =======   =======    =======


During 2002, the Company completed two acquisitions. The revenues related to these acquisitions for the years ended December 31, 2003 and 2002 were as follows:


                                                                 Revenue      Revenue
                               ASA             Acquisition         for          for
     Acquired From           Segment               Date           2003         2002
     -------------           -------               ----           ----         ----
    CompuTrac, Inc.           Legal            August 2002    $ 2,504,000    $ 699,000

 PowerCerv Corporation   Manufacturing &      November 2002     1,887,000      138,000
                          Distribution
                                                  Total       $ 4,391,000    $ 837,000
                                                              ===========    =========



REVENUE


The Company's total revenues decreased by approximately $140,000 for the year ended December 31, 2003, compared to the year ended December 31, 2002. Revenue from existing business segments (which excludes the effect in 2002 and 2003 of PowerCerv) decreased by approximately $1,888,000 or 12% for the year ended December 31, 2003, when compared to the same period in 2002 and approximately $1,887,000 and $138,000 in revenue from the products acquired from PowerCerv for the years ended December 31, 2003 and December 31, 2002, respectively, is excluded.

Product license revenue
-----------------------

                                       Twelve Months Ended December 31, 2003
                                                  compared to
                                       Twelve Months Ended December 31, 2002

                                     ----------------------------------------
          (000's omitted)                Revenue        Increase / (Decrease)
                                     ----------------   ---------------------
                                      2003      2002     Amount   Percentage
                                     ------    ------   -------   -----------

Tire                                 $1,345    $2,317    $ (972)       (42%)
Legal                                   871       965       (94)       (10%)
Project-based services                  394       324        70         22%
Manufacturing and distribution          172        --       172          0%
                                     ------    ------    ------

Total product license revenue        $2,782    $3,606    $ (824)       (23%)
                                     ======    ======    ======     ======


The Company's software license revenues are derived primarily from the licensing of the Company's enterprise products. Product license revenues decreased by approximately $824,000, or 23%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Product license revenues decreased for all segments except for project-based services systems from the year ended December 31, 2003 when compared to the year ended December 31, 2002. Product license revenue from existing businesses decreased by approximately $996,000, or 28%, for the period when approximately $172,000 in product license revenue from the products acquired from PowerCerv is excluded.


As noted above, other than through acquisitions, the Company's ability to increase its overall revenues and maintain profitability is primarily dependent on its ability to generate sales of its proprietary enterprise software or add-on modules to new and/or existing customers. During the twelve months ended December 31, 2003, the Company sold approximately $1,360,000 in enterprise software comprising approximately 50 systems from existing businesses at an average price of approximately $27,000 per system, compared to the sale of approximately $ 2,165,000 in enterprise software comprising approximately 58 systems averaging $ 37,000 in the prior year's twelve month period ending December 31, 2002. In addition, the Company sold approximately $1,340,000 of additional software modules, primarily to existing customers during the year ended December 31, 2003, compared to $1,493,000 in add-on software module sales during the prior year's comparable period. These results were not in line with the Company's expectations for the period and resulted in the Company taking action to better match its operating costs to its existing revenue which is discussed in the "Cost of Revenue" and "Expense" sections below. The Company believes that the highly competitive nature of the markets in which it competes, coupled with the continuing downturn in economic conditions, impacted the number and average price of the enterprise software systems along with the revenue from add-on modules generated during this period.

Services Revenue
----------------

                                    Twelve Months Ended December 31, 2003
                                              compared to
                                    Twelve Months Ended December 31, 2002

                                   ----------------------------------------
          (000's omitted)               Revenue        Increase / (Decrease)
                                   -----------------   --------------------
                                     2003      2002     Amount   Percentage
                                   -------   -------   --------  ----------

Tire                               $ 4,315   $ 4,637   $  (322)        (7%)
Legal                                4,514     3,551       963         27%
Project-based services               1,625     2,590      (965)       (37%)
Manufacturing and distribution       1,715       138     1,577       1143%
                                   -------   -------   -------

Total services revenue             $12,169   $10,916   $ 1,253         11%
                                   =======   =======   =======    =======

The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $1,253,000, or 11%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Services revenue from existing businesses decreased approximately $323,000, or 3%, for the period when approximately $1,714,000 and $138,000 in service revenue from the products acquired from PowerCerv for the years ended December 31, 2003 and December 31, 2002, is excluded.

The changes in the services revenue for the three business segments operating for a full year in both 2003 and 2002 are as follows:

Tire and project-based services systems. The decrease in service revenues for both tire and project-based services systems of approximately $322,000 and $965,000, respectively, was due primarily to the smaller number of enterprise software systems sold during this period which reduced client requirements for training and consulting services.

Legal systems. Service revenue increased approximately $295,000, when approximately $668,000 in services revenue related to the CompuTrac acquisition completed in August 2002 is excluded. This increase largely reflects the fluctuations related to the segment's changing mix of contracts and projects also prevalent with the Company's other segments.

Computer and add-on hardware revenue. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues decreased by approximately $569,000, or 37%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The decrease in hardware revenues from existing businesses was due to decreased hardware sales by the tire systems segment. Clients are electing to use third party sources for their hardware needs as price competition continues to increase.

COST OF REVENUE

Product licenses and development costs. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $200,000, or 6%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Expenses from existing businesses decreased by $83,000, or 3%, when approximately $347,000 and $65,000 in license revenue and development expenses for the newly acquired manufacturing and distribution software segment for the years ended December 31, 2003 and 2002, respectively, are excluded. The cost of product licenses as a percentage of product license revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

The changes in the cost of product licenses and development for the three business segments operating for a full year in both 2003 and 2002 are as follows:

Tire systems. The cost of product licenses and development decreased by approximately $131,000 primarily due to the decrease in third party license costs associated with the lower level of license revenue noted above and a decrease in the group's performance bonus.

Legal systems. The cost of product licenses and development increased by approximately $273,000 primarily due to an increase in amortization expense of approximately $140,000 related to the software from the CompuTrac acquisition (acquired in August 2002), and the increase in costs associated with the development personnel from CompuTrac.

Project-based services systems. The cost of product licenses and development decreased by approximately $224,000 primarily due to the lower payroll costs associated with the personnel involved in development and a decrease in the allocation of personnel and their associated costs to development activities.

Services costs. The Company's cost of services consists of the costs incurred in providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $1,101,000, or 20%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The change includes an increase of approximately $894,000 in cost of services from the newly acquired manufacturing and distribution software segment.

The gross margin percentage for services for the period decreased to approximately 46% from 50% of revenue from services for the same period in 2002. The decrease in the margin from services partially reflects the effect of the costs associated with these under utilized service personnel. The Company's revenue and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

The Company's software license revenues had decreased for the year ended December 31, 2003 compared to the prior year ended December 31, 2002, which lead to reduced customer demand for implementation and training services. As a result, throughout the year ended December 31, 2003, the Company reduced the number of its customer service personnel by approximately 11 from approximately 60 employees at December 31, 2002 to approximately 49 at December 31, 2003. The effect of the cost savings associated with these changes will largely be evident in future periods due to the timing of the reductions (7 of the 11 personnel were terminated over the last seven months of the year ended December 31, 2003).

The changes in the cost of services for the three business segments operating for a full year in both 2003 and 2002 are as follows:

Tire systems. The cost of services decreased approximately $143,000 during the period as a result of not replacing personnel lost to attrition and a reduction in the segment group's performance bonus.

Legal systems. The cost of services increased by approximately $360,000 as a result of the inclusion of twelve month's cost of services for the CompuTrac operation (acquired in August 2002) compared to five month of such costs in the year ended December 31, 2002.

Project-based services systems. The cost of services decreased approximately $14,000 during the period due to the service personnel reductions discussed below and the deferral of the replacement of personnel lost to attrition.

Computer and add-on hardware costs. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues decreased by approximately $390,000, or 34%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The decrease was due to decreased sales of hardware products by the Company's tire systems segment. The gross margin percentage for hardware sales decreased to 20% for the year ended December 31, 2003, from 24%, for the year ended December 31, 2002. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.

EXPENSES


Marketing and sales expenses. Marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses increased by approximately $150,000, or 7%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Marketing and sales expenses from existing businesses decreased by $473,000, or 16%, when approximately $665,000 and $42,000 in expenses for the newly acquired manufacturing and distribution systems segment for the years ended December 31, 2003 and 2002, respectively, are excluded. The Company reduced the number of its personnel in marketing and sales for each of its segments by 1, and as a result, the total number of Company personnel engaged in marketing and sales decreased from approximately 16 employees at December 31, 2002 to approximately 14 at December 31, 2003.

The changes in marketing and sales expenses for the three business segments operating for a full year in both 2003 and 2002 are as follows:

Tire systems. The decrease in the cost of marketing and sales of approximately $514,000 primarily results from the reduction in commission expense of approximately $316,000 related to the lower level of software and hardware revenues noted above, and also actions taken to eliminate the costs of personnel performing below targeted quota during the year ended December 31, 2003.

Legal systems. The cost of marketing and sales increased by approximately $70,000 primarily as a result of the inclusion of twelve month's costs for the CompuTrac operation compared to five month of such costs in the year ended December 31, 2002.

Project-based services systems. The cost of marketing and sales decreased approximately $28,000 during the period due to the partial effect of the elimination during the period of the costs associated with personnel performing below targeted quota during the year ended December 31, 2003.

General and administrative expenses. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased approximately $571,000, or 18%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The change includes an increase in general and administrative expenses from the newly acquired manufacturing and distribution software segment of approximately $303,000.

The changes in general and administrative expenses for the three business segments operating for a full year in both 2003 and 2002 and the corporate services segment are as follows:

Tire systems. The decrease in general and administrative expenses of approximately $93,000 primarily results from reductions in the group's performance bonus, telephone, and occupancy costs.

Legal systems. General and administrative expenses increased by approximately $108,000 primarily as a result of the inclusion of twelve month's of costs for the CompuTrac operation which continues to be housed in its own office facility in Texas compared to five months of such costs in the year ended December 31, 2002.

Project-based services systems. General and administrative expenses decreased approximately $305,000 during the period due to the partial effect of the closing of the group's separate office space in Clearwater, Florida, and the combining of accounting and administrative functions with the Company's manufacturing and distribution software segment, both of which segments are now housed in the same offices in Tampa, Florida.

Corporate services. General and administrative expenses increased by approximately $432,000 primarily as a result of increases of approximately $190,000 in legal, tax, and audit expenses, $75,000 in bonus expense, and $25,000 in payroll expenses. In addition, rental income from Company-owned real estate decreased by approximately $24,000 while the associated operating costs also increased by approximately $75,000. Other smaller increases of approximately $43,000 occurred in various other general and administrative expenses for Corporate services.

Bad debt expense. In Reference to Schedule II, "Valuation and Qualifying Accounts" attached to the Company's Form 10-K for the fiscal year ended December 31, 2003, the Company's balance in the allowance for doubtful accounts decreased from approximately $189,000 at December 31, 2002 to approximately $123,000 at December 31, 2003. During the year, the Company wrote off against the allowance approximately $84,000 and $55,000, for the tire systems and project-based services segments respectively, related to two enterprise systems. In addition, the project-based services segment wrote-off seven amounts totaling approximately $68,000 ranging from $6,000 to $15,000 related to seven different customers for disputed amounts or amounts deemed uncollectible, and also wrote-off a number of customer balances or invoices each of which were individually less than $5,000 which totaled approximately $27,000, and which were also for disputed amounts or amounts deemed uncollectible. The tire and legal systems segments also wrote-off a number of customer balances or invoices each of which were individually less than $5,000 which totaled approximately $10,000, and $29,000, respectively, related to disputed amounts or amounts deemed uncollectible.

INVESTMENT WRITE-DOWN

In December 2003, the Company wrote-down its investment in ViaTech, Inc. totaling approximately $93,000 along with a related note of approximately $32,000, based on the deterioration in ViaTech's financial condition and uncertainties about its viability. The write-down totaling $125,000 is recorded as a non-operating expense on the face of the Company's December 31, 2003 Consolidated Statement of Operations.


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

Comparison of 2002 to 2001

                                                   (000's omitted)
                                       -----------------------------------------
                                             Revenue         Increase/(Decrease)
                                       -----------------     -------------------

                                         2002       2001      Amount  Percentage
                                         ----       ----      ------  ----------

Services                               $10,916    $10,139    $   777          8%
Product licenses                         3,606      3,395        211          6%
Computer and add-on hardware             1,534      1,211        323         27%
                                       -------    -------    -------

Total Revenue                          $16,056    $14,745    $ 1,311          9%
                                       =======    =======    =======


During 2002, the Company completed two acquisitions. The revenues related to these acquisitions for the year ended December 31, 2002 were as follows:

                                                                        Revenue
                                   ASA             Acquisition            for
     Acquired From               Segment               Date              2002
     -------------               -------               ----              ----

    CompuTrac, Inc.               Legal            August 2002       $  699,000

 PowerCerv Corporation       Manufacturing &      November 2002
                              Distribution                              138,000
                                                                     ----------
                                                      Total          $  837,000
                                                                     ==========

The products acquired from CompuTrac, Inc. have been combined as part of the Company's Legal Systems segment which has been renamed Rainmaker Software. The products acquired from PowerCerv Corporation remain as a separate manufacturing and distribution segment from the Company which has been named Verticent.

REVENUE

Total revenue. The Company's total revenues increased by approximately $1,311,000, or 9%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Revenues for the year ended December 31, 2002 include approximately $699,000 and $138,000 in revenue from CompuTrac, Inc., and Verticent (formerly PowerCerv Corporation), respectively.

Product license revenue
-----------------------

                                      Twelve Months Ended December 31, 2002
                                                  compared to
                                      Twelve Months Ended December 31, 2001

                                     ----------------------------------------
          (000's omitted)                Revenue        Increase / (Decrease)
                                     ----------------   ---------------------
                                      2002     2001      Amount   Percentage
                                     ------   -------   -------   -----------

Tire                                 $2,318    $1,516    $  802         53%
Legal                                   965    $  614       351         57%
Project-based services                  323     1,265      (942)       (74%)
Manufacturing and distribution           --        --        --          0%
                                     ------   -------   -------

Total product license revenue        $3,606    $3,395    $  211          6%
                                     ======    ======    ======   =========


Software license revenues increased by approximately $211,000, or 6%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. An increase in product license revenue from the tire dealer and legal systems segments was partially offset by a decrease in license revenue for the project-based services segment. Product license revenue for the year ended December 31, 2002 includes approximately $31,000 in revenue from CompuTrac, Inc.

As noted above, other than through acquisitions, the Company's ability to increase its overall revenues and maintain profitability is primarily dependent on its ability to generate sales of its proprietary enterprise software or add-on modules to new and/or existing customers. During the twelve months ended December 31, 2002, the Company sold approximately $2,165,000 in enterprise software comprising approximately 58 systems averaging $37,000 per system compared to the sale of approximately $ 2,189,000 in enterprise software comprising approximately 44 systems averaging $50,000 in the prior year's twelve month period ending December 31, 2001. In addition, the Company sold approximately $1,493,000 of additional software modules, primarily to existing customers during the year ended December 31, 2002 compared to $1,306,000 in add-on software module sales during the prior year's comparable period. The increase in system sales was largely the result of unique opportunities that arose in the tire dealer market during the year as a number of dealers looked to replace their software systems due to either the demands of the increased business resulting from tire product recalls, or price increases by certain of the Company's competitors. This increase, along with the cost reductions noted in "Expense" section below, contributed directly to the overall improvement in revenue and earnings for the year ended December 31, 2002, compared to the prior year ended December 31, 2001. The Company believes that the highly competitive nature of the markets in which it competes coupled with the continuing downturn in economic conditions impacted the average price of the enterprise software systems sold during this period.

Services revenue


                                       Twelve Months Ended December 31, 2002
                                                 compared to
                                       Twelve Months Ended December 31, 2001

                                     -----------------------------------------
          (000's omitted)                 Revenue        Increase / (Decrease)
                                     -----------------   ---------------------
                                       2002     2001     Amount     Percentage
                                     -------   -------   -------    ----------

Tire                                 $ 4,637   $ 4,185   $   452         11%
Legal                                  3,551     2,742       809         30%
Project-based services                 2,590     3,212      (622)       (19%)
Manufacturing and distribution           138        --       138          0%
                                     -------   -------    -------

Total services revenue               $10,916   $10,139   $   777          8%
                                     =======   =======   =======    =======


The Company's services are comprised of fees generated from training, consulting, software modifications, and ongoing client support provided under maintenance agreements that renew automatically unless either party gives prior notice as specified in the agreements. Service revenues increased by approximately $777,000, or 8%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Service revenues increased for all segments except the project-based services segment for the year ended December 31, 2002 when compared to the same period in 2001. The increase in service revenues was due primarily to the larger number of enterprise software systems sold during the year ended December 31, 2002 which increased client requirements for training and consulting services. Service revenues for the year ended December 31, 2002 include approximately $668,000 and $138,000 in revenue from CompuTrac, Inc., and Verticent, respectively.

Computer and add-on hardware. The Company's hardware revenues are derived from the resale of third-party hardware products to the Company's clients in conjunction with the licensing of the Company's software. Hardware revenues increased by approximately $323,000, or 27%, for the year ended December 31, 2002, compared to the same year ended December 31, 2001. The increase in hardware revenues was due to the increased hardware sales related to the enterprise software systems sold by the tire systems segment noted above.

COST OF REVENUE

Product licenses and development. The Company's cost of software license revenues consists of the costs of amortization of capitalized software costs, and the costs of sublicensing third-party software products. The amount also includes the expenses associated with the development of new products and the enhancement of existing products (net of capitalized software costs), which consist primarily of employee salaries, benefits, and associated overhead costs. Cost of software license revenues and development increased by approximately $113,000, or 4%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The cost of product licenses and development increased for all segments for year ended December 31, 2002 when compared to same period in 2001. The cost of product licenses as a percentage of product licenses revenue may fluctuate from period to period due to the mix of sales of third-party software products in each period contrasted with certain fixed expenses such as the amortization of capitalized software.

Services. The Company's cost of services consists of the costs incurred providing client training, consulting, and ongoing support as well as other client service-related expenses. Cost of services increased by approximately $88,000, or 2%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The gross margin percentage for services for the period increased to 50% for the year ended December 31, 2002, from 47%, for the comparable period in 2001. The Company's revenues and margin from services fluctuate from period to period due to changes in the mix of contracts and projects.

Computer and add-on hardware. The Company's costs of hardware revenues consist primarily of the costs of third-party hardware products. Cost of hardware revenues increased by approximately $216,000, or 23%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in dollar amount for the cost of hardware revenues was due primarily to increased unit sales of hardware products by the Company's tire systems segment. The gross margin percentage for the hardware sales increased to 24% for the year ended December 31, 2002, from 22%, for the year ended December 31, 2001. Margins on computer and add-on hardware can fluctuate based on the mix of computer and ancillary hardware products sold. Accordingly, the Company expects hardware gross margins to continue to fluctuate in the future.

EXPENSES

Marketing and sales. The Company's marketing and sales expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Marketing and sales expenses decreased by approximately $165,000, or 5%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease in marketing and sales expenses reflects a decrease in marketing and sales expenses for the project-based services segment of approximately $643,000 partially offset by increased marketing and sales expenses from the tire and legal systems segments of $255,000 and $181,000, respectively. The decrease in marketing and sales expenses for the project-based services segment reflects the change in target market focus from software and technology companies to that of project-based organizations. The high level of marketing and sales expenditures made during the year ended December 31, 2001 in marketing to software and technology companies were reduced later in the year, and replaced during the period ending December 31, 2002 with a less costly and more narrowly focused program directed at project-based services companies. The decrease also reflects the elimination of sales personnel for the project-based services segment during the year ended December 31, 2002, when the number of sales and marketing was reduced by approximately 3, from 5 employees at December 31, 2001, to 2 at December 31, 2002.

General and administrative. The Company's general and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses decreased by approximately $167,000, or 5%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease primarily reflects a reduction in general and administrative expenses for the project-based services segment of approximately $155,000 during the year ended December 31, 2002, compared to the year ended December 31, 2001. General and administrative expense for the year ended December 31, 2001 included the amounts written off noted below related to client contracts assumed as part of the acquisition of Design Data Systems (DDS) in November 1999.

Bad debt expense. In Reference to Schedule II, "Valuation and Qualifying Accounts" attached to the Company's Form 10-K for the fiscal year ended December 31, 2003, the Company's bad debt expense and charges to its allowance for doubtful accounts decreased during the year ended December 31, 2001, compared to approximately the year ended December 31, 2002. The associated balance in the allowance for doubtful accounts decreased from approximately $239,000, at December 31, 2001, to approximately $189,000, at December 31, 2002.

The higher level of expense and charges recorded during 2001 reflect write-downs for two large custom software development contracts and other lesser client contracts assumed as part of the acquisition of DDS. After attempting during the year ended December 31, 2000 and beyond to meet the poorly documented requirements of these former DDS clients, the Company provided for and wrote off amounts approximately $440,000 deemed uncollectible during 2001 related to these acquired contracts. The Company also wrote off approximately $100,000 related to a legal systems software contract along with write-offs for the legal systems segment totaling approximately $75,000 for five different customers in amounts ranging from $5,000 to $28,000 which consisted of disputed amounts or amounts deemed uncollectible.

During the year ended December 2002, the Company wrote off against the allowance approximately $33,000 for the tire systems segment related to an enterprise system. The tire systems segment also wrote-off a number of customer balances or invoices each of which were individually less than $5,000 and which totaled approximately $5,000, related to disputed amounts or amounts deemed uncollectible. Bad debt expense and charges recorded during the year ended December 31, 2002 include write-offs for the project-based services segment totaling approximately $60,000, ranging from $5,000 to $15,000, related to six different customers, related to disputed amounts or amounts deemed uncollectible. The project-based services segment also wrote-off approximately $50,000 for a variety of customer balances or invoices each of which were individually less than $5,000. Many of these amounts related to smaller sized billings for custom work in process from the acquisition of DDS discussed above. The legal systems segment write-offs for the period totaled approximately $65,000 for six different customers in amounts ranging from $5,000 to $15,000 and consist of disputed amounts or amounts deemed uncollectible. Also written-off were a number of customer balances or invoices each of which were individually less than $5,000 which totaled approximately $27,000, and which were for disputed amounts or amounts deemed uncollectible.

Net earnings for the year ended December 31, 2002 were approximately $408,000, as compared to a net loss of approximately $309,000 for the year ended December 31, 2001. The change results from an increase in income from operations of approximately $1,226,000 along with management fee income of approximately $149,000 for which there was no comparable amount in the year ended December 31, 2001. These amounts were partially offset by a decrease in interest income-net of approximately $153,000, a decrease in other income-net of approximately $77,000, the elimination of the gain on sale of segments of approximately $23,000, and an increase in income tax expense of $405,000.


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

The Company co-signed and guaranteed a Promissory Note on behalf of a newly formed, 100% owned subsidiary, ASA Aircraft, LLC. The note for $893,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The total purchase price of the aircraft was $900,000. The Company is obligated for 50% of the $893,000 note and is a guarantor on the remaining 50%. The co-borrower on the note is an unrelated party that is liable for 50% of the note and is also a guarantor of the Company's liability. The five-year note with interest at prime (4.00% at December 31, 2003) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the borrowers. Under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," management of the Company has determined that the fair value of the guarantee related to the note is nominal and not material to the Company's financial statements. The total balance outstanding on the note at December 31, 2003, is $850,000, of which $425,000 is included in the Company's balance sheet.

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

Contractual Obligations. The following table sets forth the Company's contractual obligations as of December 31, 2003:


                                            Less than                                More than 5
                                 Total       1 year     1 - 3 Years   3 - 5 Years       Years
                                 -----       --------   -----------   -----------     ---------
Long-term debt (a)             $3,294,000    $ 77,000   $   162,000   $3,055,000      $     --
Operating leases (b)            2,388,000     549,000     1,454,000      385,000            --
                              -----------------------------------------------------------------
   Total                       $5,682,000   $ 626,000   $ 1,616,000   $3,440,000      $     --
                              =================================================================


(a) Represents the carrying value of long-term obligations, which includes mortgage note, demand note, and capital leases.

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

ITEM 7A.   Quantitative and Qualitative Disclosure about Market Risk
           --------------------------------------------------------

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

Code of Conduct. The Company has adopted a Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other senior financial officers. The Code of Conduct is posted on the Company's website, http://www.asaint.com, under "Financial Information / Code of Conduct." The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to any senior financial officer by posting such information on its website.


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


                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                                                   Compensation
                                                          Annual Compensation                      Awards
                                             -------------------------------------------           ------
           (a)                                (b)         (c)          (d)           (e)            (f)
                                                                                    Other
                                                                                    Annual        Securities
                                                                                    Compen-       Underlying
Name and Principal Position                  Year      Salary $(1)    Bonus $       sation $(2)   Options (#)
---------------------------                  ----      -----------    -------       ----------   -----------
Alfred C. Angelone,                          2003      425,000        78,150        96,059           -
     Chief Executive Officer and             2002      412,500        10,000        76,215           -
     President                               2001      375,000        10,000        69,534           -

Terrence C. McCarthy,                        2003      135,000         5,000         6,000           -
     Vice President, Secretary and           2002      129,769         5,000         6,832           -
     Treasurer                               2001      120,000         5,000         6,605         10,000

Wayne C. Croswell                            2003      210,000        88,671          -              -
     Group Vice President and President      2002      201,710        14,601          -              -
     of ASA's Tire Systems                   2001      176,492          -             -              -
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

                 AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND
                          FISCAL YEAR-END OPTION VALUES

       (a)                  (b)            (c)              (d)                     (e)
                                                         Number of
                                                         Securities           Value of Unexercised
                                                         Underlying Options   In-the-Money Options
                          Shares                         at Fiscal Year-End   at Fiscal Year-End
                          Acquired On     Value          Exercisable/         Exercisable/
Name                      Exercise (#)    Realized ($)   Unexercisable(#)     Unexercisable($)(1)(2)
----                      ------------    ------------   ----------------     ----------------------
Alfred C. Angelone        0                  -           94,000/13,500        $67,230/12,420
Terrence C. McCarthy      0                  -           10,833/1,667         $10,841/1,884
Wayne C. Croswell         0                  -            7,500/0                  $0/0


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

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                       Grant Date
                                         Individual Grants                              Value(1)
                          --------------------------------------------                --------------
          (a)                (b)              (c)              (d)          (e)            (h)
                          Number of       % of Total
                          Securities        Options
                          Underlying       Granted to      Exercise or
                            Options       Employees in      Base Price   Expiration     Grant Date
 Name                       Granted       Fiscal Year         ($/Sh)        Date      Present Value
 ----                       -------       -----------         ------        ----      -------------
 Terrence C. McCarthy         2,500           95%             $2.06       2/11/13          $4,539
 Alfred C. Angelone          57,500            4%             $2.06       2/11/08        $103,842




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

                          [PERRFORMANCE GRAPH OMITTED]

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

                                                                             Percentage of
Name and Address                                   Number of Shares          Outstanding
of Beneficial Owner (1)                            Beneficially Owned        Common Stock (2)
-----------------------                            ------------------        ----------------
Alfred C. Angelone(3)(4)                           376,686                    18.1%
Chas B. Blalack(5)                                   6,666                      *
Alan J. Klitzner (6)                                 5,000                      *
William A. Kulok (7)                                10,000                      *
James P. O'Halloran(8)                              13,500                      *
Robert L. Voelk(9)                                   7,500                      *
Terrence C. McCarthy(10)                            15,202                      *
Wayne C. Croswell(11)                                7,500                      *
ASA Investment Partnership                         345,070                     (12)
Harry W. Margolis(13)                               70,839                     3.4%
All Directors and officers as a group
(8 persons) (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)    442,054                    21.3%

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

(13) The address for Mr. Margolis is 27 Stonebrier Way, Frisco, Texas 75034.


ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Prior to the prohibition on loans to insiders by the Sarbanes-Oxley Act of 2002, ASA made short-term advances in Fiscal 2002 and prior years to Mr. Angelone, ASA's Chairman, Chief Executive Officer and President. ASA has not made any short-term advances to Mr. Angelone since the prohibition on loans to insiders by Sarbanes-Oxley. As of March 22, 2004, the outstanding balance of short-term advances owed by Mr. Angelone to ASA totaled approximately $243,600. Short-term advances made to Mr. Angelone by ASA do not bear interest.

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

16+ Letter of Deloitte & Touche LLP, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1995.

21#           Subsidiaries of Registrant.

23#           Consent of Sansiveri, Kimball & McNamee, LLP, Independent Auditors

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

                                   ASA INTERNATIONAL LTD.

                               By: /s/ Alfred C. Angelone
                               --------------------------
                                   Alfred C. Angelone
                                   Chief Executive Officer

                               Date: October 1, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on the dates indicated.


Name                          Capacity                       Date
----                          --------                       ----


/s/ Alfred C. Angelone        Director, Chief                October 1, 2004
--------------------------    Executive Officer,
Alfred C. Angelone            and President
                              (principal executive
                              officer and principal
                              accounting officer)

/s/ James P. O'Halloran       Director                       October 1, 2004
--------------------------
James P. O'Halloran


/s/ Alan J. Klitzner          Director                       October 1, 2004
--------------------------
Alan J. Klitzner


/s/ William A. Kulok          Director                       October 1, 2004
--------------------------
William A. Kulok


/s/ Robert L. Voelk           Director                       October 1, 2004
--------------------------
Robert L. Voelk

/s/ Chas B. Blalack           Director                       October 1, 2004
--------------------------
Chas B. Blalack

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


/s/ Sansiveri, Kimball & McNamee, LLP



Providence, Rhode Island
February 27, 2004

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                        ------------------------
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
                                                        ===========  ===========


See accompanying summary of accounting policies and notes to consolidated finanical statements.


                                                                 December 31,
                                                         --------------------------
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
                                                         ============  ============



See accompanying summary of accounting policies and notes to consolidated finanical statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS




                                               Years Ended December 31,
                                     ------------------------------------------
                                         2003            2002          2001
                                         ----            ----          ----
REVENUES
  Services                           $ 12,168,806   $ 10,915,630   $ 10,139,008
  Product licenses                      2,781,905      3,606,338      3,395,016
  Computer and add-on hardware            965,654      1,533,833      1,210,946
                                     ------------   ------------   ------------

NET REVENUE                            15,916,365     16,055,801     14,744,970
                                     ------------   ------------   ------------

COST OF REVENUE
  Services                              6,521,681      5,420,486      5,332,616
  Product licenses and development      3,358,083      3,158,268      3,045,072
  Computer and add-on hardware            770,392      1,160,369        944,250
                                     ------------   ------------   ------------

TOTAL COST OF REVENUE                  10,650,156      9,739,123      9,321,938
                                     ------------   ------------   ------------

EXPENSES
  Marketing and sales                   3,055,780      2,905,838      3,071,138
  General and administrative            3,561,275      3,115,549      3,282,407
  Impairment loss on goodwill             171,000             --             --
                                     ------------   ------------   ------------

TOTAL EXPENSES                          6,788,055      6,021,387      6,353,545
                                     ------------   ------------   ------------

EARNINGS (LOSS) FROM OPERATIONS        (1,521,846)       295,291       (930,513)
INTEREST EXPENSE                         (331,686)      (321,952)      (337,361)
INTEREST INCOME                           341,372        437,519        605,910
WRITE-DOWN OF INVESTMENT                 (125,000)            --             --
GAIN ON SALE OF PRODUCT LINES                  --             --         22,820
MANAGEMENT FEE                                 --        149,125             --
OTHER INCOME (EXPENSE), NET                52,102        113,118        190,430
GAIN ON SALE OF BUILDING                  654,309             --             --
                                     ------------   ------------   ------------

EARNINGS (LOSS) BEFORE INCOME TAXES      (930,749)       673,101       (448,714)

INCOME TAXES                             (416,000)       265,000       (140,000)
                                     ------------   ------------   ------------

NET EARNINGS (LOSS)                  $   (514,749)  $    408,101   $   (308,714)
                                     ============   ============   ============

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)              $      (0.25)  $       0.24   $      (0.20)
                                     ============   ============   ============

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:
    NET EARNINGS (LOSS)              $      (0.25)  $       0.22   $      (0.20)
                                     ============   ============   ============



See accompanying summary of accounting policies and notes to consolidated finanical statements.

ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME






                                                           Years Ended December 31,
                                                     ---------------------------------

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
                                                     =========   =========   =========



ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              Common Stock                                                                 Treasury Stock
                        -------------------------                                               -----------------------------------
                                                                                  Accumulated
                                                                                     Other
                                                                                    Compre-
                                                     Additional                     hensive
                                                      Paid-in       Retained        Income/
                            Shares       Amount       Capital       Earnings        (Loss)       Shares         Amount       Total
                        -----------------------------------------------------------------------------------------------------------
BALANCES
   12/31/00                2,255,435   $   22,555   $  7,954,060   $  5,160,708   $  (3,188)   764,237   $ (3,418,456)  $ 9,715,679
Repayment on
   partial shares                 --           --             (5)            --          --         --             --            (5)
Net loss                          --           --             --       (308,714)         --         --             --      (308,714)
Unrealized loss
   on marketable
   securities                     --           --             --             --      (1,640)        --             --        (1,640)
                          ---------------------------------------------------------------------------------------------------------
BALANCES
   12/31/01                2,255,435       22,555      7,954,055      4,851,994      (4,828)   764,237     (3,418,456)    9,405,320
CompuTrac
   Acquisition               682,335        6,823        928,272             --          --         --             --       935,095
Repurchase
  of shares
  guaranteed in
  CompuTrac
  Acquisition                     --           --             --             --          --     23,147             --            --
Cancellation of
   Treasury Shares           (11,500)        (115)       (51,405)            --          --    (11,500)        51,520            --
Net earnings                                                            408,101                                             408,101
Unrealized
   loss on
   marketable
   securities                     --           --             --             --      (1,292)        --             --        (1,292)
                          ---------------------------------------------------------------------------------------------------------
BALANCES
  12/31/02                 2,926,270       29,263      8,830,922      5,260,095      (6,120)   775,884     (3,366,936)   10,747,224
Repurchased and
  partial shares resulting
  from reverse/
  forward stock split        (71,793)        (718)      (157,897)            --          --         --             --      (158,615)
Reacquisition of
  stock in payment of
  officer note                    --           --             --             --          --     55,000       (144,650)     (144,650)
Purchase of Treasury
  Stock                           --           --             --             --          --     43,392        (94,477)      (94,477)
Repurchase of
  shares guaranteed
  in CompuTrac
  Acquisition                     --           --             --             --          --     55,548             --            --
Cancellation of
   Treasury Shares          (369,000)      (3,690)    (1,571,316)            --          --   (369,000)     1,575,006            --
Net loss                                                               (514,749)                                           (514,749)
Unrealized gain
   on marketable
   securities                     --           --             --             --     601,770         --             --       601,770
                          ---------------------------------------------------------------------------------------------------------
BALANCES
  12/31/03                 2,485,477   $   24,855   $  7,101,709   $  4,745,346   $ 595,650    560,824   $ (2,031,057)  $10,436,503
                          =========================================================================================================



See accompanying summary of accounting policies and notes to consolidated financial statements.


ASA INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the years ended December 31,
                                                            ---------------------------------------
                                                                2003          2002          2001
                                                                ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                        $  (514,749)  $   408,101   $  (308,714)
                                                            -----------   -----------   -----------
 Adjustments to reconcile net earnings (loss)
  to net cash provided by (used for) operating activities:
          Depreciation and amortization                       1,378,177     1,294,989     1,284,547
          Deferred taxes                                       (416,000)     (243,000)      (16,000)
          Gain on sale of building                             (654,309)           --            --
          Loss on sale of property and equipment                 43,692            --            --
          Doubtful receivables provision                        (66,303)     (102,542)      364,388
          Charge for impairment of goodwill                     171,000            --            --
          Changes in assets and liabilities, net
           of effects of acquisitions:
             Receivables                                        731,903        64,062     1,044,638
             Other current assets                               247,908       157,264       296,916
             Accounts payable                                    41,755       (53,880)     (388,023)
             Accrued expenses                                  (614,580)     (475,504)     (653,079)
             Customer deposits                                      112        21,734      (140,088)
             Deferred revenue                                  (341,099)     (217,110)     (271,251)
                                                            -----------   -----------   -----------
 Total adjustments                                              522,256       446,013     1,522,048
                                                            -----------   -----------   -----------

 Net cash provided by operating activities                        7,507       854,114     1,213,334
                                                            -----------   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                         (700,873)     (200,585)     (328,940)
   Additions to software                                             --            --        (9,400)
   Additions to marketable securities                          (647,975)           --            --
   Decrease (increase) in sales-types leases                     44,269        56,273        94,624
   Cash proceeds from sale of building                        1,896,671            --            --
   Cash received in acquisition of CompuTrac                         --     1,956,812            --
   Cash paid in acquisition of CompuTrac                             --      (257,338)           --
   Cash paid in acquistion of Verticent                              --      (596,468)           --
   Reductions to assets held for future transactions                 --            --     2,720,000
   Payments on notes receivable                                 495,929            --            --
   Payments on related party receivables                         83,838        88,733       123,857
   Other assets                                                 101,801       111,990      (892,921)
                                                            -----------   -----------   -----------
Net cash provided by investing activities                     1,273,660     1,159,417     1,707,220
                                                            -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable - other                            (90,000)           --            --
   Increase in long-term obligations                            454,380            --            --
   Reduction in long-term obligations                          (861,603)      (40,193)      (74,348)
   Cash paid to CompuTrac shareholders                               --    (1,425,408)           --
   Cash paid to shareholders for reverse split                 (158,617)           --            --
   Repurchse of common stock subject to repurchase             (149,987)      (62,498)           --
   Purchase of treasury stock                                  (239,127)           --            --
                                                            -----------   -----------   -----------
 Net cash used for financing activities                      (1,044,954)   (1,528,099)      (74,348)
                                                            -----------   -----------   -----------

CASH & CASH EQUIVALENTS:
   Net increase                                                 236,213       485,432     2,846,206
   Balance, beginning of year                                 4,509,686     4,024,254     1,178,048
                                                            -----------   -----------   -----------
   Balance, end of year                                     $ 4,745,899   $ 4,509,686   $ 4,024,254
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

As part of the acquisition of CompuTrac in 2002, the Company issued 685,340 shares of common stock valued at $1,536,485 to CompuTrac shareholders. The following is a summary of the non cash net assets acquired from CompuTrac which are excluded from the statement of cash flows:




Accounts receivable-net                    $   308,758
PP&E                                           757,895
Software                                       941,282
Other Assets                                   197,494
Assumed liabilities                           (943,010)
                                          -------------
           Net Assets Acquired             $ 1,262,419
                                          =============



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

     Investments
     The Company has invested, and may invest in the future, in equity instruments of privately held companies for business and strategic purposes. These investments are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired. The Company's investments in equity instruments of privately held companies which are included in other long-term assets totaled approximately $9,000 at December 31, 2003, and $101,000 at December 31, 2002. In December 2003, the Company wrote-down its investment in ViaTech, Inc. totaling approximately $93,000 along with a related note of approximately $32,000, based on the deterioration in ViaTech's financial condition and uncertainties about its viability. The write-down totaling $125,000 is recorded as a non-operating expense on the face of the Company's December 31, 2003 Consolidated Statement of Operations. As discussed in footnote B, the Company received $400,000 and other consideration for its membership interest in TradePoint Systems LLC which was valued at $400,000 at December 31, 2001.

     Goodwill
     The Company has recorded goodwill resulting from business acquisitions which represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change. The Goodwill balances of $1,257,686 and $942,795 as of December 31, 2002, and December 31, 2003, respectively, represent goodwill associated with the purchase of PowerCerv in 2002. During the fourth quarter of 2003, the Company performed the test for impairment of goodwill on its manufacturing and distribution software product line. The test was applied utilizing the estimated fair value of this reporting unit as of December 31, 2003, determined based on a combination of the manufacturing and distribution software product line's discounted cash flows and acquisition multiples of comparable businesses. As a result of this analysis, the Company recorded a non-cash impairment charge of $171,000, or ($0.08) per share.

     The change in the balance in goodwill from December 31, 2002 to December 31, 2003 was also the result of the cancellation/settlement of approximately $144,000 in liabilities set up at the time PowerCerv was acquired.

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

     For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by "vendor specific objective evidence." Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. A proportionate amount of the discount is applied to each element included in the arrangement based on each element's fair value without regard to the discount. Post-contract client support is generally provided under self-renewing maintenance agreements with vendor specific objective evidence of fair value expressed as a consistent percentage of the client's software license fee.

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

                                                        Year Ended December 31,
                                                        -----------------------
                                                   2003          2002         2001
                                                   ----          ----         ----

    Net earnings (loss):
    As reported                                 $(514,749)    $ 408,101    $ (308,714)

    Pro forma                                    (604,383)      363,627      (360,141)

    Net earnings (loss) per common and common
    equivalent share:
    Basic as reported                           $   (0.25)    $    0.24    $     (.20)
    Diluted as reported                             (0.25)         0.22          (.20)
    Proforma - Basic                                (0.30)         0.22          (.24)
    Proforma - Diluted                              (0.30)         0.20          (.24)


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

     This transaction had the following effect on the Company's financial statements for the year ended December 31, 2002: eliminated the Company's $400,000 investment in TradePoint classified in other assets at December 31, 2001, and satisfied in full the Company's obligation for approximately $400,000 related to the Lease which was classified as an accrued expense as of December 31, 2001. There was no net effect on the Consolidated Statement of Operations for the year ended December 31, 2002 related to the transaction. The 332,799 of the Company's shares formerly held by TradePoint and classified as Treasury Stock valued at approximately $1,112,000 at December 31, 2001, continue to be classified as Treasury Stock at December 31, 2003, and December 31, 2002, after the transfer of the shares to AIP.

     Nashua, New Hampshire Building. In October 2003, the Company sold its 25,600 square foot office building in Nashua, New Hampshire for $2,300,000 in cash. Approximately $960,000 of the proceeds was used to satisfy mortgage loan obligations for the building which amount includes a mortgage prepayment penalty of $217,935. The sale resulted in net proceeds to the Company of $1,896,671, and a pretax gain of approximately $650,000. Concurrent with the sale of the building, the Company signed a five-year lease for approximately 10,000 squarefeet of the building currently used by the Tire Systems product line for office space.

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



---------------------------------------------------------------------------------------------------
                           Related Party Receivables at December 31, 2003
---------------------------------------------------------------------------------------------------
         Name              Relationship               Amount Interest   Date(s) of    Due date
                                                              rate     advance(s)
---------------------------------------------------------------------------------------------------
Short Term portion of Related Party Receivables
-----------------------------------------------

Alfred Angelone          Officer/CEO/President     $  33,275     0%      1996-2002   None
Douglas Angelone         Son of CEO/President              -     0%      1999-2002   Repayment from
                                                                                     commissions earned
                                                                                     in excess of draw
Matthew Angelone         Son of CEO/President          2,522     0%      2000-2002   12/31/04 with
                                                                                     additional
                                                                                     payments made from
                                                                                     bonuses earned
Employees                (not related parties)         2,145

                                                    ---------
Total Short Term                                   $  37,942
                                                    =========

Long Term portion of Related Party Receivables
----------------------------------------------

Alfred Angelone          Officer/CEO/President     $ 218,666     0%      1996-2002   None
Douglas Angelone         Son of CEO/President         15,245     0%      1999-2002   Repayment from
                                                                                     commissions earned
                                                                                     in excess of draw
Matthew Angelone         Son of CEO/President         21,182     0%      2000-2002   Additional
                                                                                     payments made from
                                                                                     bonuses earned
                                                    ---------
Total Long Term                                    $ 255,093
                                                    =========

--------------------------------------------------------------------------------------------------------
                 Related Party Receivables at December 31, 2002
--------------------------------------------------------------------------------------------------------
         Name            Relationship                Amount    Interest   Date(s) of    Due date
                                                                 rate     advance(s)
--------------------------------------------------------------------------------------------------------
Short Term portion of Related Party Receivables
-----------------------------------------------

Alfred Angelone          Officer/CEO/President      $ 30,000     0%      1996-2002   None
Douglas Angelone         Son of CEO/President             -      0%      1999-2002   Repayment from
                                                                                     commissions earned
                                                                                     in excess of draw
Matthew Angelone         Son of CEO/President             -      0%      2000-2002   Repayment made
                                                                                     from bonuses earned
Employees                (not related parties)         1,239
                                                    --------
Total Short Term                                    $ 31,239
                                                    ========

Long Term portion of Related Party Receivables
----------------------------------------------

Alfred Angelone          Officer/CEO/President      $262,525     0%      1996-2002   None
Douglas Angelone         Son of CEO/President         30,018     0%      1999-2002   Payment from
                                                                                     commissions earned
                                                                                     in excess of draw
Matthew Angelone         Son of CEO/President         46,388     0%      2000-2002   Additional
                                                                                     payments made from
                                                                                     bonuses earned

                                                    --------
Total Long Term                                     $338,931
                                                    ========


-------------------------------------------------------------------------------------------------------
               Note Receivable-Related Party at December 31, 2002
-------------------------------------------------------------------------------------------------------
Name                    Relationship              Amount    Interest   Date of Note  Due date
                                                              rate
-------------------------------------------------------------------------------------------------------
Alfred Angelone         Officer/CEO/President   $ 175,000    6.40%     January 5,    January 4, 2010
                                                                          2000       or upon demand -
                                                                                     Note paid in full
                                                                                     in March 2003

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

     The balances related to this note are as follows:


                                               December 31,
                                    ------------------------------
                                        2003              2002

     Note receivable                 $ 2,122,791       $ 2,415,954
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
                                                       ==========   ===========

E.   Notes Payable and Long-Term Obligations:

                                                      December 31,
                                               --------------------------
                                                  2003           2002
                                                  ----           ----
      Long-term obligations:
         Mortgage note                         $2,840,884      $3,661,476
         Demand note                              425,168              --
         Capital leases                            28,364          40,163
                                               ----------      ----------
                                                3,294,416       3,701,639

       Less current maturities                     83,982         105,402
                                               ----------      ----------

       Long-term portion                       $3,210,434      $3,596,237
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

     Demand Note
     In January 2003, the Company co-signed and guaranteed a Promissory Note for $893,000 under a Demand Loan and Security Agreement with a bank for the purchase of a 50% interest in an aircraft. The Company's 50% interest is owned by a wholly owned subsidiary of the Company, which is included in the consolidated financial statements. The five-year note with interest at prime (4.25% at December 31, 2002) plus .25% calls for monthly principal and interest payments of $6,861 through December 2007 with a final payment of approximately $666,869 plus interest due in December 2007. The Promissory Note is collateralized by the aircraft. The Company is an obligor for 50% of the $893,000 Note or $446,500. The Company and the unrelated entity also entered into a co-borrower agreement at the time of the purchase which indemnifies each party for all losses or breaches under the bank agreements and which grants each party a continuing security interest in the aircraft to secure each party's respective performance obligations.

     Under a commercial guarantee agreement with the bank, the Company and an unrelated entity that owns the other 50% of the aircraft each guarantee the full amount of the debt to the bank. The term of the guarantee agreement is identical to that of the Note. The Company would be required to perform under the guarantee in the event the unrelated entity failed to make its principal and interest payments on the 50% of the debt for which it is obligated. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is approximately $1,060,000, which consists of $893,000 in principal and approximately $167,000 in interest. The Company did not record any liability for the guarantee based upon its calculation of the estimated fair value of the guarantee, which was determined to be nominal, under the provisions of Financial Interpretation No. 45 (FIN 45). The expected net present value calculation, based on FASB Concepts Statement No. 7, which was used to determine the estimated fair value of the guarantee incorporated relevant factors such as an estimate of the appraised value of the aircraft at the time of purchase, annual estimated depreciation of the aircraft, and the estimated proceeds that would be received if the aircraft were sold. In the event that the Company was required to make payments on behalf of the other entity under the guarantee agreement, the Company would likely sell the aircraft and use the proceeds to pay off the entire amount of the debt outstanding to the bank owed by both parties under the guarantee agreement. Based on the amount of debt outstanding and the estimated fair market value of the aircraft, management believes that the sale of the aircraft would yield proceeds approximately equal to the total amount of debt outstanding under the Note.

     The Company's portion of the aircraft's annual operating costs is estimated to be approximately $95,000 based on 100 hours estimated usage. Fixed costs for the aircraft approximate $31,000 annually. The actual total costs of operating the aircraft during 2003 approximated $153,000, which included approximately 123 hours of use and $8,000 of non-recurring costs.

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

     At December 31, 2003, scheduled maturities of long-term obligations and minimum rental commitments under noncancellable capital leases with initial terms of one year or more are as follows:

                                                       Long-Term
                                    Capital Leases    Obligations
                                    -----------------------------

            2004                       $ 26,575      $     59,869
            2005                          3,078            64,351
            2006                          1,539            68,536
            2007                             --           402,340
            2008                             --         2,670,956
            Thereafter                       --                --
                                             --                --
                                      ---------       -----------
                                         31,192         3,266,052

            Less imputed interest         2,828                --
                                      ---------       -----------

                                      $  28,364       $ 3,266,052
                                      =========       ===========

F.   Income Taxes (Credits):

     Components of income taxes (credits) are as follows:

                                            Years Ended December 31,
                                            ------------------------
                                     2003            2002           2001
                                     ----            ----           ----
     Current:
        Federal                         --       $ 361,000       $(160,000)
        State                           --         147,000          36,000
        Foreign                         --              --              --

     Deferred                     (416,000)       (243,000)        (16,000)
                                 ---------       ---------       ---------
                                 $(416,000)      $ 265,000       $(140,000)
                                 =========       =========       =========



     On a cash basis, net income taxes refunded in 2003 were approximately $456,000, and income taxes paid in 2002 and 2001 were approximately $555,000 and $125,000, respectively. During 2001, the Company carried back certain net operating losses to previous years, resulting in $160,000 in refundable income taxes. Such amount was included in other current assets.

     Income taxes are reconciled with the U.S. federal statutory rate as follows:


                                               Years Ended December 31,
                                         ----------------------------------
                                            2003        2002       2001
                                            ----        ----       ----
     Income taxes at statutory
       federal rate                      $(316,000)  $ 229,000   $(153,000)
     State income tax, net of federal
       income tax benefit                  (57,000)     94,000      23,000
     Other, net                            (43,000)    (58,000)    (10,000)
                                         ---------   ---------   ---------

                                         $(416,000)  $ 265,000   $(140,000)
                                         =========   =========   =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2003 and 2002 are as follows:

                                                                       2003           2002
                                                                       ----           ----
     Deferred tax liabilities:
        Capitalized software deducted for tax, not book             $        --   $   226,000
        Differences between book and tax basis of property               90,000       260,000
        Deferred gain on divestitures                                   485,000       553,000
        Unrealized gain on marketable securities                        397,100            --
        Other                                                                --        25,000
                                                                    -----------   -----------
                                                                        972,100     1,064,000
                                                                    -----------   -----------
     Deferred tax assets:
        Accruals/reserves                                               292,000       225,000
        Federal net operating loss and capital loss carry forwards      718,000     1,071,000
     Valuation allowance - Federal  net operating loss and
        capital loss carry forwards                                    (718,000)     (711,000)
     Differences between book and tax basis of capitalized
        software                                                         71,000            --
     Differences between book and tax basis of intangibles              155,000            --
     Capital and ordinary loss benefit related to
        TradePoint transaction                                               --       884,000
     Valuation allowance - capital and ordinary loss
        benefit related to TradePoint transaction                            --      (884,000)
        Other                                                             7,000        13,000
                                                                    -----------   -----------
                                                                        525,000       598,000
                                                                    -----------   -----------
     Net deferred tax liability                                     $   447,100   $   466,000
                                                                    ===========   ===========

     These Federal net operating loss carry-forwards of $1,400,000 expire at various dates through 2023.

     The Company, in filing its 2002 corporate tax returns, utilized approximately $1.4 million of capital losses and $1.2 million of ordinary deductions that resulted from the TradePoint Systems, LLC transaction. However, it is possible that in the event of an examination by the Internal Revenue Service (IRS), some or all of such capital losses and ordinary deductions could be disallowed. Due to this uncertainty, a valuation allowance has been provided for the tax effect of such capital losses and ordinary deductions which are now included with the net operating and capital loss carryforwards for 2003.

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

     During 2003, the Company received 55,000 shares of its Common Stock as consideration of a note receivable and accrued interest due from the Chairman of the Company. Also, the Company purchased 43,392 shares of Treasury Stock in addition to 55,548 shares purchased under the Stock Repurchase Agreement related to the CompuTrac acquisition.

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

                                                   2003          2002          2001
                                                   ----          ----          ----
          Net earnings (loss)      As reported    $ (514,749)    $ 408,101    $ (308,714)
                                   Pro forma        (604,383)      363,627      (360,141)
          Basic earnings (loss)
            per share              As reported    $    (0.25)    $    0.24    $    (0.20)
                                   Pro forma           (0.30)         0.22         (0.24)
          Diluted earnings (loss)
            per share              As reported    $    (0.25)    $    0.22    $    (0.20)
                                   Pro forma           (0.30)         0.20         (0.24)

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

     A summary of the status of the Company's stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years ended on those dates, is presented below:

                                      2003                             2002                              2001
                           -----------------------------    -----------------------------  -------------------------------
                                        Weighted Average               Weighted Average               Weighted Average
                             Shares     Exercise Price        Shares   Exercise Price        Shares     Exercise Price
                           -----------------------------    -----------------------------  -------------------------------
    Outstanding at
       beginning of year      185,690        $ 2.96          169,218       $ 3.22           170,090         $ 3.20
    Granted                    70,875          2.25           25,000         2.20            11,715           2.20
    Exercised                       -                              -            -                 -              -
    Canceled                   72,825          2.14            8,528         5.74            12,587           2.12
                           -----------                      --------                       --------
    Outstanding at
       end of year            183,740        $ 3.01          185,690       $ 2.96           169,218         $ 3.22
                           ===========   ===========        ========  ===========          ========   ============
    Options exercisable
        at year-end           164,655        $ 3.10          171,540       $ 3.01           155,003         $ 3.20
                           ===========   ===========        ========  ===========          ========   ============
    Weighted-average
       fair value of options
       granted during
       the year                              $ 1.83                        $ 1.54                           $ 1.52
                                         ===========                  ===========                     ============




                   Stock Options Outstanding                                Stock Options Exercisable
------------------------------------------------------------------   ----------------------------------------
                                  Weighted Average    Weighted                                   Weighted
     Range of         Number of         Remaining     Average            Range of     Number of   Average
     Exercise           Shares      Contractual Life  Exercise           Exercise      Shares    Exercise
      Prices         Outstanding        in Years       Price              Prices     Exercisable   Price
------------------------------------------------------------------   ----------------------------------------
  $1.76 - $2.94        131,090             5.4         $2.21          $1.76 - $2.94    112,005     $1.88
  $3.94 - $4.56         10,000             5.2         $4.25          $3.94 - $4.56    10,000      $4.25
  $5.06 - $5.62         42,650             5.7         $5.20          $5.06 - $5.62    42,650      $5.20
                   ---------------                                                  ------------

                       183,740             5.5         $3.01                           164,655     $3.10
                   ===============================================                  =========================


     Common Stock Reserved
     At December 31, 2003, the Company has reserved 299,525 shares of its common stock for incentive and nonqualified stock options.


H.   Earnings per Share:

     The weighted average number of common shares outstanding used in the computation of earnings per share is summarized as follows:


                                                         2003         2002            2001
                                                          ----         ----           ----
       Denominator for basic earnings per share -
         weighted average shares                       2,025,335    1,761,894      1,491,199

       Effect of dilutive securities:
         Employee stock options                                -       15,172              -
                                                       ---------    ---------     ----------

        Denominator for diluted earnings per share -
          adjusted weighted average shares and
          assumed conversions                          2,025,335    1,777,066      1,491,199
                                                       =========    =========      =========


     The following table summarizes securities which were outstanding as of the years ended December 31, 2003, 2002, and 2001, but not included in the calculation of diluted net earnings per share because such shares are antidilutive:


                                      2003         2002        2001
                                      -----        -----       ----

       Employee stock options        52,675       55,030       61,290




I.   Segment Reporting and Geographic Information:

     The Company has restated below the segment information that it had previously provided for the three fiscal periods ended December 31, 2003, 2002, and 2001.

     The Company has four principal operating and reportable segments engaged in the design, development, and servicing of its proprietary enterprise software for (1) tire dealers, (2) law firms, (3) project-based services companies, and (4) manufacturing and distribution companies. The Company also has a fifth reportable segment comprised of its corporate services group which provides centralized administrative support for its operating businesses, in areas such as human resources, legal, tax, audit, insurance, and budgeting and planning. The corporate services group also includes the assets and operating costs of the Company's real estate and aircraft, which are not reportable separately. The operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer has been identified as the chief operating decision maker. The Company's chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment prior to the allocation to the business segment of the costs associated with the Corporate service group.

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before taxes. The accounting policies of the business segments are the same as those described in "Note A: Summary of Significant Accounting Policies." The measurements used in reporting segment information compared to those used in the company's financial statements are the same. There is typically no intersegment sales activity.

     The following tables show the operations of the Company's reportable segments:

                                                                                 Manufacturing
                                                                  Project-based       and          Corporate
                                         Tire           Legal        Services     Distribution      Services    Consolidated
                                    ------------------------------------------------------------------------------------------
             2003
             ----
     Net Sales to unaffiliated       $  6,625,000   $  5,385,000   $  2,019,000   $  1,887,000   $         --   $ 15,916,000
     customers

     Income (loss) before taxes (1)       978,000        671,000     (1,026,000)      (588,000)    (1,647,000)    (1,682,000)

     Total assets (2)                   4,517,000      2,719,000        756,000      1,370,000      8,437,000     17,799,000

     Property additions                    23,000         20,000             --         10,000        648,000        701,000

     Interest expense                          --             --             --             --       (332,000)      (332,000)

     Interest income                           --             --          3,000             --        338,000        341,000

     Depreciation and amortization        132,000        342,000        683,000         42,000        179,000      1,378,000

            2002
            ----
     Net Sales to unaffiliated       $  8,438,000   $  4,567,000   $  2,913,000   $    138,000   $         --   $ 16,056,000
     customers

     Income before taxes (1)            1,546,000        640,000       (703,000)       (63,000)    (1,125,000)       295,000

     Total assets (2)                   3,370,000      3,059,000      1,653,000       1,934,000     9,880,000     19,896,000

     Property additions                   142,000         57,000          2,000             --             --        201,000

     Interest expense                          --             --             --             --       (322,000)      (322,000)

     Interest income                           --             --             --          4,000        434,000        438,000

     Depreciation and amortization        150,000        262,000        683,000         20,000        180,000      1,295,000

            2001
            ----
     Net Sales to unaffiliated       $  6,852,000   $  3,416,000   $  4,477,000   $          0   $         --   $ 14,745,000
     customers

     Income before taxes (1)              847,000         56,000       (600,000)            --     (1,234,000)     (931,000)

     Total assets (2)                   1,763,000        685,000      2,727,000             --     11,573,000     16,748,000

     Property additions                    55,000         35,000         24,000             --        215,000        329,000

     Interest expense                          --         (2,000)            --             --       (335,000)      (337,000)

     Interest income                           --          2,000             --             --        604,000        606,000

     Depreciation and amortization        217,000        222,000        668,000             --        178,000      1,285,000


     (1) Income before taxes of the principal businesses exclude the effects of net other income, interest income/expense, management fees, and a gain on the sale of building.

     (2) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities, notes receivable, certain land and buildings, vehicles and aircraft, and certain other assets.

     The following is a summary of selected geographic information for the years ended December 31, 2003, 2002, and 2001:

     Revenues:                      2003            2002            2001
                                    ----            ----            ----

     United States              $15,166,000     $15,898,000     $14,557,000
     Canada                         694,000         117,000         127,000
     Other                           56,000          41,000          61,000
                                -----------     -----------     -----------

     Total                      $15,916,000     $16,056,000     $14,745,000
                                ===========     ===========     ===========



     Revenues are attributed to countries based on location of customers.

     No long-lived assets were held outside of the United States as of December 31, 2003, 2002, and 2001.

     The Company does not have any customer that represents 10 percent or more of the Company's revenue.

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

     At December 31, 2003, minimum rental commitments under noncancellable operating leases with initial terms of one year or more are as follows:



                                                   Operating
                                                     Leases
                                                ----------------

              2004                                $     599,000
              2005                                      611,000
              2006                                      451,000
              2007                                      373,000
              2008                                      354,000
              Thereafter                                      -
                                                ----------------

                                                   $  2,388,000
                                                ================

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

     At December 31, 2003, future minimum rental payments to be received on operating leases are as follows:


                                                   Operating
                                                    Leases
                                                ---------------

              2004                              $      399,554
              2005                                     162,812
              2006                                      79,304
              2007                                      76,299
              2008                                      73,927
              Thereafter                                     -
                                                ---------------

                                                $      791,896
                                                ===============


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


K.   Concentration of Credit Risks:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, trade accounts receivable, notes receivable, and marketable securities.

     At December 31, 2003, the Company's cash deposits were fully covered by FDIC/DIF insurance. The Company maintains such cash deposits in high credit quality financial institutions.

     Trade accounts receivable result primarily from sales to customers located throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company customer base and their dispersion across many different geographic regions and industries. Management believes that the Company's allowance for doubtful accounts is adequate relative to any potential exposure concerning potentially uncollectible trade accounts receivable.

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

                             ASA International Ltd.
                                   Schedule II
                        Valuation and Qualifying Accounts
          For the years ended December 31, 2003, December 31, 2002, and
                               December 31, 2001



                    Balance at       Charged to
                    Beginning of     Costs and      Charged to                 Balance at End
                      Period          Expenses    Other Accounts   Deductions     of Year
                   -------------     ----------   --------------   ----------  --------------
2001
----
Allowance for
doubtful
accounts            $515,200          $364,388          -           $640,097      $239,491

2002
----
Allowance for
doubtful
accounts            $239,491          $110,222       $78,608        $239,372      $188,949

2003
----
Allowance for
doubtful
accounts            $188,949          $215,259          -           $281,562      $122,646



