Form 10-Q/A
period 2004-06-30
ASA INTERNATIONAL LTD
filed 2004-10-01
CIK 793961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

Yes:    X      No:      .
      -----        -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:           No:   X  .
      -----        -----


As of June 30, 2004 there were 1,863,706 shares of Common Stock of the Registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           June 30,    December 31,
                                                             2004         2003
                                                         ------------  ------------
                                                          (Unaudited)
      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $ 4,279,616   $ 4,745,899
  Marketable securities-mutual fund                         2,525,260            --
  Receivables:
       Trade (net of allowance for doubtful accounts of
          $111,161 in 2004 and $122,646 in 2003)            1,673,401     1,466,719
       Related parties                                         36,421        37,942
       Other                                                   35,535        26,348
  Current portion of note receivable                          550,576       475,157
  Other current assets                                        781,759       153,369
                                                          -----------   -----------

TOTAL CURRENT ASSETS                                        9,882,568     6,905,434
                                                          -----------   -----------

PROPERTY AND EQUIPMENT:
  Land and buildings                                        3,449,659     3,449,660
  Computer equipment                                        2,405,392     2,382,102
  Office furniture and equipment                            1,042,524     1,026,689
  Leasehold improvements                                      115,846       115,846
  Vehicles and aircraft                                     1,283,849     1,141,710
  Capital leases                                               93,146        93,146
                                                          -----------   -----------

                                                            8,390,416     8,209,153

   Accumulated depreciation and amortization                4,378,644     4,221,458
                                                          -----------   -----------

NET PROPERTY AND EQUIPMENT                                  4,011,772     3,987,695
                                                          -----------   -----------

SOFTWARE
  (less cumulative amortization
  of $6,914,388 and $6,613,115 )                            1,151,355     1,252,628

RECEIVABLES FROM RELATED PARTIES -
  net of current portion                                      238,434       255,093

NOTES RECEIVABLE - net of current portion                   1,374,830     1,689,867

GOODWILL                                                      942,795       942,795

MARKETABLE SECURITIES                                              --     1,669,625

OTHER ASSETS                                                1,150,032     1,095,417
                                                          -----------   -----------

                                                          $18,751,786   $17,798,554
                                                          ===========   ===========

See notes to condensed consolidated financial statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        June 30,    December 31,
                                                          2004         2003
                                                      ------------ -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY              (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term obligations         $    75,430   $    83,982
  Accounts payable                                        513,153       418,946
  Accrued expenses - other                              1,080,569     1,215,529
  Accrued income taxes                                  1,242,783       344,025
  Accrued commissions                                     184,238       141,780
  Customer deposits                                       177,058       278,747
  Deferred revenue                                        735,234       838,464
                                                      -----------   -----------


TOTAL CURRENT LIABILITIES                               4,008,465     3,321,473
                                                      -----------   -----------

LONG-TERM OBLIGATIONS,
  NET OF CURRENT MATURITIES                             3,272,665     3,210,434
                                                      -----------   -----------

DEFERRED INCOME TAXES                                      50,000       447,100
                                                      -----------   -----------

COMMON STOCK SUBJECT TO REPURCHASE                        173,986       383,044
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
       $.01 per share: Authorized and unissued,
       1,000,000 shares, 60,000 shares of which are
       designated as Series A Junior Participating
       Preferred Stock                                         --            --
  Common stock, par value
       $.01 per share: Authorized, 8,000,000 shares;
         issued 2,485,477 and 2,485,477 shares;
       outstanding, 1,863,706 and 1,924,653 shares         24,864        24,855
  Additional paid-in capital                            7,275,159     7,101,709
  Retained earnings                                     6,189,455     4,745,346
  Accumulated other comprehensive income:
  Unrealized gain on marketable securities                  3,289       595,650
                                                      -----------   -----------

                                                       13,492,767    12,467,560

   Less treasury stock, at cost                         2,246,097     2,031,057
                                                      -----------   -----------

TOTAL SHAREHOLDERS' EQUITY                             11,246,670    10,436,503
                                                      -----------   -----------

                                                      $18,751,786   $17,798,554
                                                      ===========   ===========


See notes to condensed consolidated financial statements

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                          Three Months Ended
                                                               June 30,
                                                    ---------------------------
                                                         2004           2003
                                                    ---------------------------
                                                             (Unaudited)
REVENUES
  Services                                           $ 3,004,240    $ 3,191,481
  Product licenses                                       966,505        650,832
  Computer and add-on hardware                           233,586        253,882
                                                     -----------    -----------

NET REVENUE                                            4,204,331      4,096,195
                                                     -----------    -----------

COST OF REVENUE
  Services                                             1,502,355      1,623,495
  Product licenses and development                       815,758        886,488
  Computer and add-on hardware                           170,866        199,729
                                                     -----------    -----------

TOTAL COST OF REVENUE                                  2,488,979      2,709,712
                                                     -----------    -----------

EXPENSES
  Marketing and sales                                    864,766        818,785
  General and administrative                             751,492        950,252
                                                     -----------    -----------

TOTAL EXPENSES                                         1,616,258      1,769,037
                                                     -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS                           99,094       (382,554)

INTEREST INCOME (EXPENSE) - NET                           25,746          4,818
OTHER INCOME (EXPENSE) - NET                                  --         13,746
GAIN ON SALE OF MARKETABLE EQUITY SECURITIES             755,139             --
                                                     -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      879,979       (363,990)

INCOME TAXES                                             487,000       (114,000)
                                                     -----------    -----------

NET EARNINGS (LOSS)                                  $   392,979    $  (249,990)
                                                     ===========    ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                               $      0.21    $     (0.12)
                                                     ===========    ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
   NET EARNINGS (LOSS)                               $      0.20    $     (0.12)
                                                     ===========    ===========



See notes to condensed consolidated financial statements.

                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                           Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2004          2003
                                                     --------------------------
                                                             (Unaudited)
REVENUES
  Services                                           $ 6,031,641    $ 6,410,470
  Product licenses                                     1,979,935      1,477,233
  Computer and add-on hardware                           431,322        503,656
                                                     -----------    -----------

NET REVENUE                                            8,442,898      8,391,359
                                                     -----------    -----------

COST OF REVENUE
  Services                                             2,990,922      3,285,533
  Product licenses and development                     1,696,325      1,764,916
  Computer and add-on hardware                           320,354        391,756
                                                     -----------    -----------

TOTAL COST OF REVENUE                                  5,007,601      5,442,205
                                                     -----------    -----------

EXPENSES
  Marketing and sales                                  1,656,280      1,690,106
  General and administrative                           1,628,106      1,876,316
                                                     -----------    -----------

TOTAL EXPENSES                                         3,284,386      3,566,422
                                                     -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS                          150,911       (617,268)

INTEREST INCOME (EXPENSE) - NET                           38,087         36,140
GAIN ON SALE OR MARKETABLE EQUITY SECURITIES           2,218,111             --
OTHER INCOME (EXPENSE) - NET                                  --         62,363
                                                     -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                    2,407,109       (518,765)

INCOME TAXES                                             963,000       (162,000)
                                                     -----------    -----------

NET EARNINGS (LOSS)                                  $ 1,444,109    $  (356,765)
                                                     ===========    ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                               $      0.76    $     (0.17)
                                                     ===========    ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE
   NET EARNINGS (LOSS)                               $      0.74    $     (0.17)
                                                     ===========    ===========



See notes to condensed consolidated financial statements.


                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                       Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                  --------------------------  --------------------------
                                                      2004           2003          2004         2003
                                                  --------------------------  --------------------------
                                                          (Unaudited)                 (Unaudited)
NET EARNINGS (LOSS)                               $   392,979   $  (249,990)    1,444,109   $  (356,765)
OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAX:
      Unrealized gain (loss) on
           marketable securities                       37,309        53,899       756,372        55,871
      Reclassification adjustment for securities
          sold, net of tax                           (456,233)           --    (1,348,733)           --
                                                  -----------   -----------   -----------   -----------


COMPREHENSIVE EARNINGS (LOSS)                     $   (25,945)  $  (196,091)  $   851,748   $  (300,894)
                                                  ===========   ===========   ===========   ===========



See notes to condensed consolidated financial statements.



                     ASA INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                          June 30,
                                                                --------------------------
                                                                    2004          2003
                                                                --------------------------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                            $ 1,444,109   ($  356,765)
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for) operating activities:
          Depreciation and amortization                             510,875       655,958
          Deferred taxes                                           (281,475)           --
          Realized gain on sale of marketable securities         (2,218,111)           --
          Doubtful receivables provision                            (77,788)           --
          Changes in assets and liabilities, net
          of effects of acquisitions:
             Receivables                                           (136,559)      379,896
             Other current assets                                  (628,206)     (297,547)
             Accounts payable                                        94,207       119,330
             Accrued expenses                                     1,058,222      (663,378)
             Customer deposits                                     (101,690)      (77,516)
             Deferred revenue                                      (103,230)     (255,508)
                                                                -----------   -----------

 Total adjustments                                               (1,883,755)     (138,765)
                                                                -----------   -----------

  Net cash provided by (used for) operating activities             (439,646)     (495,530)
                                                                -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                             (691,189)     (595,991)
   Disposals of property and equipment                              486,418            --
   Additions to software                                           (200,000)           --
   Additions to marketable securities - mutual fund              (2,521,971)     (676,875)
   Proceeds from sale of marketable securities                    2,924,497            --
   Payments on notes receivable                                     239,436       300,648
   Decrease in sales-types leases                                        --        29,513
   Other assets                                                     (66,864)      210,565
                                                                -----------   -----------

Net cash used for investing activities                              170,327      (732,140)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                             95,290       446,500
   Payments of long-term debt                                       (41,611)      (63,266)
   Repurchase of common stock subject to repurchase                 (37,498)      (74,998)
   Purchase of treasury stock                                      (215,040)     (159,923)
   Issuance of common stock                                           1,895            --
   Decrease in other notes                                               --       (90,000)
   Cash paid in reverse split                                            --      (158,617)
                                                                -----------   -----------
                                                                              -----------
 Net cash provided by (used for) financing activities              (196,964)     (100,304)
                                                                -----------   -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                         (466,283)   (1,327,974)
   Balance, beginning of period                                   4,745,899     4,509,686
                                                                -----------   -----------

   Balance, end of period                                       $ 4,279,616   $ 3,181,712
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


Note 2.  Marketable Securities
         ---------------------

The Company has restated below its policy for Marketable Securities that it had previously provided for the fiscal periods ended June 30, 2004 and 2003.

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

As of June 30, 2004, marketable securities consisted of mutual funds. As of June 30, 2004, such mutual fund investments are considered as available-for-sale securities under the provisions of SFAS No. 115 and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

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


Note 4.  Sale and Purchase of Aircraft
         -----------------------------

In June 2004, the Company sold its 50% interest in an aircraft it had purchased in January 2003. The Company, along with the owner of the other 50% interest in the aircraft, each sold their respective interests in the aircraft for an aggregate sales price of approximately $874,000 with the proceeds used to pay in full each party's proportionate share of the Promissory Note co-signed and co-guaranteed at the time of the aircraft's purchase. The Company's guarantee on the Note ended upon payoff. The total balance on the Note at the time of pay-off was approximately $830,000, with the Company's proportionate share approximating $415,000. No gain or loss was recorded on the sale as the cash proceeds from the sale approximated the net book value of the aircraft.

Concurrent with the foregoing aircraft sale, the Company purchased a 33% interest in another aircraft for $600,000 through its 100% owned subsidiary, ASA Aircraft, LLC for a total purchase price of $1,800,000. A note for $1,530,000 was signed under a Demand Loan and Security Agreement with a bank for the purchase of the 33% interest in the aircraft. The other two 1/3 owners of the aircraft are unrelated parties. The 5-year note with interest at prime (4.00% at June 30, 2004) plus .25% calls for monthly principal and interest payments of $11,521 through December 2007 with a final payment of approximately $1,142,206 plus interest due in July 2009. The Company funded its 33% share of the $270,000 down payment on the aircraft or $90,000 along with the 33% share of the down payment or $90,000 of one of the co-borrowers. The co-borrower has agreed to repay the $90,000 to the Company by December 31, 2004. The Company is obligated for 33% of the $1,530,000 note or $510,000, and is a guarantor on the remaining 67% or $1,020,000. The two other co-borrowers on the note are each liable for 33% of the note or $510,000 each and are also guarantors of the Company's and each other's liability. The Promissory Note is collateralized by the aircraft with cross guarantees by each of the three borrowers. The term of the guarantee is identical to that of the Note. The Company would be required to perform under the guarantee in the event that either or both of the co-borrowers failed to make their principal and interest payments on the 33% (or a combined total of 67% for both entities) of the debt for which it is obligated. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is approximately $1,822,000, which consists of $1,530,000 in principal and approximately $292,000 in interest. The Company did not record any liability for the guarantee based upon its calculation of the estimated fair value of the guarantee, which was determined to be nominal. The expected net present value calculation, based on FASB Concepts Statement No. 7, which was used to derive the estimated fair value of the guarantee incorporated relevant factors such as an estimate of the appraised value of the aircraft at purchase date, estimated annual depreciation of the aircraft, and the estimated proceeds that would be received if the aircraft were sold. In the event that the Company was required to make payments on behalf of either or both other entities under the guarantee agreement, the Company would likely sell the aircraft and use the proceeds to pay off the entire amount of the debt outstanding to the bank owed by the parties under the guarantee agreement. Based on the amount of debt outstanding and the estimated fair market value of the aircraft, management believes that the sale of the aircraft would yield proceeds approximately equal to the total amount of debt outstanding under the Note.

Note 5.  License Agreement
         -----------------

In June 2004 the Company entered into a license agreement to become a reseller of an enterprise software product for smaller-sized independent tire dealers. Under the terms of the agreement, which extends through December 31, 2005, the Company paid a one-time license fee of $200,000 for the exclusive right to market the software along with a total of $200,000 prepaid license fees which are earned by the licensor as the product is sublicensed by the Company. Any unearned prepaid license fees remaining at the end of the license term would be retained by the licensor. The agreement can be terminated at will by either party subject to the refund to the Company or by the licensor of the one-time license fee and any unearned prepaid license fees if the licensor terminates the agreement without cause before the end of the term. The one-time license fee is being amortized over the term of the license agreement and is recorded as software in the Company's June 30, 2004 Consolidated Balance Sheet. The prepaid license fees will be expensed by the Company when earned by the licensor according to the provisions of the agreement and are included in other current assets in the Company's June 30, 2004 Consolidated Balance Sheet.


Note 6.  Earnings (Loss) per Share
         -------------------------

                                              Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------  ------------------------
                                                2004         2003          2004         2003
                                            -------------------------  ------------------------
Numerator
   Net earnings (loss)                      $   392,979  $  (249,990)  $ 1,444,109  $  (356,765)

Numerator for diluted earnings  (loss) per
   share income available to common
   shareholders                             $   392,979  $  (249,990)  $ 1,444,109  $  (356,765)

Denominator:
  Denominator for basic and diluted loss
  per share - weighted average shares         1,877,352    2,044,452     1,896,553    2,092,472

Effect of dilutive
securities:

  Employee stock options                         64,681           --        59,564           --
                                            -------------------------  ------------------------
Dilutive potential common shares
 Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions              1,942,033    2,044,452     1,956,117    2,092,472
                                           ============  ===========   ===========  ===========


Basic earnings (loss) per share            $       0.21  $     (0.12)         0.76  $     (0.17)
                                           ============  ===========   ===========  ===========

Diluted earnings (loss) per share          $       0.20  $     (0.12)         0.74  $     (0.17)
                                           ============  ===========   ===========  ===========

The following table summarizes securities which were outstanding as of June 30, 2004 and 2003 but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                     ==========       ==========
                                                        2004             2003
                                                     ==========       ==========

Employee Stock Options                                   47,650          186,265
                                                     ==========       ==========


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

                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                       -----------------------    -------------------------
                                          2004          2003           2004         2003
                                          ----          ----           ----         ----
Net earnings (loss)      As reported   $ 392,979   $ (249,990)    $ 1,444,109   $ (356,765)
                         Pro forma       367,176     (274,566)      1,392,503     (397,816)

Basic earnings (loss)    As reported   $    0.21   $    (0.12)    $      0.76   $    (0.17)
  per share              Pro forma          0.20        (0.13)           0.73        (0.19)

Diluted earnings (loss)  As reported   $    0.20   $    (0.12)    $      0.74   $    (0.17)
  per share              Pro forma          0.19        (0.13)           0.71        (0.19)


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

The following tables show the operations of the Company's reportable segments:



                                                       Project-   Manufacturing
                                                        based           and
                           Tire          Legal        Services     Distribution     Corporate    Consolidated
                        -------------------------------------------------------------------------------------
  Three Months Ended
    June 30, 2004
-----------------------
Revenues from
unaffiliated customers  $  1,872,000  $  1,491,000  $    393,000   $    448,000   $         --   $  4,204,000

Earnings (loss)
before taxes (1)             251,000       305,000       (85,000)       (24,000)      (348,000)        99,000

Total assets (2)           1,652,000     2,266,000       756,000      1,359,000     12,715,000     18,748,000

Property additions             3,000            --            --          5,000        600,000        608,000

Interest expense                  --            --            --             --        (57,000)       (57,000)

Interest income                   --            --            --             --         83,000         83,000

Depreciation and
amortization                  30,000        84,000        94,000         13,000         33,000        210,000

  Three Months Ended
    June 30, 2003
----------------------

Revenues from           $  1,773,000  $  1,370,000  $    475,000   $    478,000   $         --   $  4,096,000
unaffiliated customers

Earnings (loss)
before taxes (1)             271,000       182,000      (289,000)      (124,000)      (423,000)      (383,000)

Total assets (2)           3,108,000     2,928,000     1,426,000      1,808,000      9,348,000     18,618,000

Property additions             3,000         8,000            --             --         25,000         36,000

Interest expense                  --            --            --             --        (83,000)       (83,000)

Interest income                   --            --            --             --         88,000         88,000

Depreciation and
amortization                  44,000        94,000       188,000         10,000         92,999        428,999

Six Months Ended June
       30, 2004
----------------------

Revenues from           $  3,711,000  $  2,769,000  $  1,012,000   $    951,000   $         --   $  8,443,000
unaffiliated customers

Earnings (loss)
before taxes (1)             399,000       496,000        36,000         10,000       (790,000)       151,000





Total assets (2)           1,652,000     2,266,000       756,000      1,359,000     12,715,000     18,748,000

Property additions            20,000            --            --         20,000        651,000        691,000

Interest expense                  --            --            --             --       (116,000)      (116,000)

Interest income                   --            --            --             --        154,000        154,000

Depreciation and
amortization                  57,000       169,000       188,000         26,000         71,000        511,000

Six Months Ended June
       30, 2003
----------------------

Revenues from           $  3,516,000  $  2,708,000  $  1,152,000   $  1,015,000   $         --   $  8,391,000
unaffiliated customers

Earnings (loss)
before taxes (1)             495,000       310,000      (372,000)      (198,000)      (852,000)      (617,000)

Total assets (2)           3,108,000     2,928,000     1,426,000      1,808,000      9,348,000     18,618,000

Property additions             3,000         8,000            --             --        609,000        620,000

Interest expense                  --            --            --             --       (175,000)      (175,000)

Interest income                   --            --            --         21,000        190,000        211,000

Depreciation and
amortization                  60,000       141,000       342,000         20,000         93,000        656,000


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

                                          Results of Operations

                                         Second Quarter of 2004
                                              compared to
                                          Second Quarter of 2003

                                            (000's omitted)
                               -------------------------------------------------
                                       Revenue            Increase / (Decrease)
                               ----------------------   ------------------------
                                  2004         2003        Amount     Percentage
                               ---------    ---------   ----------    ----------
Services                       $   3,004    $   3,191   $    (187)          (6%)
Product licenses                     966          651         315           48%
Computer and add-on hardware         234          254         (20)          (8%)
                               ---------    ---------   ----------

   Net revenue                 $   4,204    $   4,096   $     108            3%
                               =========    =========   ==========

REVENUE

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

Product license revenue
-----------------------

                                       Three Months Ended June 30, 2004
                                                compared to
                                       Three Months Ended June 30, 2003

                                -----------------------------------------------
          (000's omitted)               Revenue           Increase / (Decrease)
                                ----------------------   ----------------------
                                   2004         2003       Amount    Percentage
                                ----------  ----------   ---------   ----------

Tire                            $      519   $     395   $    124           31%
Legal                                  394         141        253          179%
Project-based Services                  28          73        (45)         (62%)
Manufacturing and Distribution          25          42        (17)         (40%)
                                ----------  ----------   ---------

Total product license revenue   $      966   $     651   $    315           48%
                                ==========  ==========  ==========   ==========


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

Product license revenues increases for the tire and legal systems segments of approximately $124,000 and $253,000, respectively were partially offset by decreases in product license revenues of approximately $45,000 and $17,000 for the project-based services and the manufacturing and distribution systems from the quarter ended June 30, 2004 when compared to the quarter ended June 30, 2003. The increase in product license revenue for tire and legal systems is due to improving demand in those market segments and also reflects , for legal systems, the impact of broadening its product offerings through the integration of the software products acquired from CompuTrac.


Services Revenue
----------------

                                        Three Months Ended June 30, 2004
                                                  compared to
                                        Three Months Ended June 30, 2003

                                  ----------------------------------------------
          (000's omitted)                Revenue           Increase / (Decrease)
                                  ---------------------    ---------------------
                                     2004       2003        Amount    Percentage
                                  ----------  ---------    --------   ----------

Tire                              $    1,134  $   1,125    $     9           1%
Legal                                  1,097      1,229       (132)        (11%)
Project-based Services                   350        402        (52)        (13%)
Manufacturing and Distribution           423        435        (12)         (3%)
                                  ----------  ---------    --------

Total service revenue             $    3,004  $   3,191    $  (187)         (6%)
                                  ==========  =========    ========   ==========

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

                                          Results of Operations

                                      Six Months Ended June 30, 2004
                                              compared to
                                      Six Months Ended June 30, 2003

                               -------------------------------------------------
  (000's omitted)                      Revenue            Increase / (Decrease)
                               ----------------------   ------------------------
                                  2004         2003        Amount     Percentage
                               ---------    ---------   ----------    ----------
Services                       $   6,032    $   6,410   $    (378)          (6%)
Product licenses                   1,980        1,477         503           34%
Computer and add-on hardware         431          504         (73)         (14%)
                               ---------    ---------   ----------

   Net revenue                 $   8,443    $   8,391   $      52            1%
                               =========    =========   ==========


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

Product licenses.
-----------------

                                        Six Months Ended June 30, 2004
                                               compared to
                                        Six Months Ended June 30, 2003

                                 ----------------------------------------------
          (000's omitted)                Revenue          Increase / (Decrease)
                                 ---------------------    ---------------------
                                    2004        2003        Amount   Percentage
                                 ---------    --------    ---------  ----------

Tire                             $   1,009    $    769    $    240         31%
Legal                                  581         276         305        111%
Project-based Services                 264         270          (6)        (2%)
Manufacturing and Distribution         126         162         (36)       (22%)
                                 ---------    --------    ---------

Total product license revenue    $   1,980    $  1,477    $    503         34%
                                 =========    ========    =========  ==========


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

Services Revenue
----------------

                                           Six Months Ended June 30, 2004
                                                   compared to
                                           Six Months Ended June 30, 2003

                                 --------------------------------------------------
          (000's omitted)                Revenue              Increase / (Decrease)
                                 ------------------------    ----------------------
                                    2004          2003        Amount     Percentage
                                 ----------    ----------    --------    ----------
Tire                             $    2,286    $    2,245    $    41            2%
Legal                                 2,188         2,431       (243)         (10%)
Project-based Services                  733           882       (149)         (17%)
Manufacturing and Distribution          825           852        (27)          (3%)
                                 ----------    ----------    --------

Total service revenue            $    6,032    $    6,410    $  (378)          (6%)
                                 ==========    ==========    ========    ==========


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




                                     PART II

                                OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits THIRD AMENDED AND RESTATED SECURITY AGREEMENT

          10.1+ Promissory Note made payable to Regions Bank by ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004 filed with the SEC on August 13, 2004.
          10.2+ Business Loan Agreement by and between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004 filed with the SEC on August 13, 2004.
          10.3+ Aircraft Security Agreement between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004 filed with the SEC on August 13, 2004.
          10.4+ Commercial Guaranty between Regions Bank, ASA Aircraft LLC, RSR Aircraft LLC, and Cosmed Aviation LLC executed on June 25, 2004 filed with the SEC on August 13, 2004.
          10.5+ Third Amended and Restated Security Agreement by and among CommercialWare, Inc., Transaction Smartware, Inc., ASA International Ltd. and Capital Resource Partners IV, L.P., dated dated July 19, 2004 filed with the SEC on August 13, 2004.
          10.6+ Letter Agreement by and among CommercialWare, Inc., ASA International Ltd. and Capital Resource Partners IV, L.P., dated July 19, 2004 filed with the SEC on August 13, 2004.
          10.7+ License Agreement between ASA International Ltd and Quality Design Systems, Inc. dated June 1, 2004 filed with the SEC on August 13, 2004.
          31.1      Section 302 Certification of Chief Executive Officer.
          31.2      Section 302 Certification of Chief Financial Officer.
          32.1      Section 906 Certification of Chief Executive Officer.
          32.2      Section 906 Certification of Chief Financial Officer.

          +  Previously filed.


     (b)  Reports on Form 8-K

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




10/01/04                             /s/ Alfred C. Angelone
--------                             ----------------------
(Date)                               (Signature)
                                     Alfred C. Angelone
                                     Chief Executive Officer





10/01/04                             /s/ Terrence C. McCarthy
--------                             ------------------------
(Date)                               (Signature)
                                     Terrence C. McCarthy
                                     Vice President, Secretary, and Treasurer